Form 10QSB
period 1999-03-31
ANYOX RESOURCES INC
filed 1999-09-20
CIK 1071572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1999
                               -------------------------------------------------

(  )   TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15 (D) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                         to
                               ------------------------  -----------------------

Commission File number                      0-25389
                      ----------------------------------------------


                              ANYOX RESOURCES INC.
            --------------------------------------------------------
               (Exact name of registrant as specified in charter)


              Nevada                                             98-019-9128
-------------------------------                                  -----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

         2453 Philips Place
 Burnaby, British Columbia, Canada                                 V5A 2W1
----------------------------------                           -------------------
(Address of principal executive offices)                          (Zip Code)

                                 1-604-420-7474
            --------------------------------------------------------
               Registrant's telephone number, including area code

     -----------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                 Class                      Outstanding as of September 17, 1999
   -----------------------------------      ------------------------------------
    Common Stock, $0.001 per share                       10,028,500

                                      INDEX


                                                                            Page
PART 1.                                                                   Number
                                                                          ------

         ITEM 1.  Financial Statements (unaudited).......................    3

                  Balance Sheet as at March 31, 1999 ....................    4

                  Statement of Operations
                     For the three  months  ended  March 31, 1999 and
                           for the period from July 13, 1998 (Date of
                              Incorporation) to March 31, 1999...........    5

                  Statement of Changes in Shareholders' Equity
                     For the period from July 13, 1998 (Date of
                             Incorporation) to March 31, 1999............    6

                  Statement of Cash Flows
                      For  the three  months  ended  March 31, 1999 and
                           for the period from July 13, 1998 (Date of
                              Incorporation) to March 31, 1999...........    7

                  Notes to the Financial Statements......................    8

         ITEM 2.  Plan of Operations.....................................   11

PART 11           Signatures.............................................   12

                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The accompanying balance sheet of Anyox Resources Inc. (a development stage company) at March 31, 1999 and the statement of operations and statement of cash flow for the three months ended March 31, 1999 and for the period from July 13, 1998 (date of incorporation) to March 31, 1999 and the statement of stockholders' equity for the period from July 13, 1998 (date of incorporation) to March 31, 1999 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 1999, are not necessarily indicative of the results that can be expected for the year ending June 30, 1999.

                              ANYOX RESOURCES INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                 March 31, 1999

                      (Unaudited - Prepared by Management)

   ASSETS

   CURRENT ASSETS

        Bank                                                         $    2,055

   OTHER  ASSETS

        Mining claim - Note 3                                                 1
                                                                     ----------
                                                                     $    2,056
                                                                     ==========
   LIABILITIES

         Accounts payable - related party                            $    1,833
         Accounts payable and accrued liabilities                           187
                                                                     ----------
                                                                          2,020
                                                                     ----------
   STOCKHOLDERS' EQUITY

        Common stock
              200,000,000 shares authorized, at $0.001 par
              value, 10,028,500 shares issued and outstanding            10,029

        Capital in excess of par value                                    4,321

        Deficit accumulated during the development stage                (14,314)
                                                                    -----------

              Total Stockholders' Equity                                     36
                                                                    -----------
                                                                    $     2,056
                                                                    ===========



         The accompanying notes are an integral part of these unaudited financial statements.

                              ANYOX RESOURCES INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

          For the three months ended March 31, 1999 and for period from July 13, 1998 (Date of Inception) to March 31, 1999

                      (Unaudited - Prepared by Management)

                                             FOR THE THREE        FROM INCEPTION
                                             MONTHS ENDED               TO
                                             MARCH 31, 1999       MARCH 31, 1999
                                             --------------       --------------

   SALES                                       $        --        $        --
                                               -----------        -----------

   GENERAL  AND  ADMINISTRATIVE  EXPENSES:

        Accounting and audit                         1,700              3,200
        Assessment                                      --              1,833
        Bank charges and interest                        9                 70
        Filing fees - Edgar system                   1,251              1,251
        Foreign exchange                               223                235
        Geological report                              500                500
        Legal                                           --              2,500
        Office expenses                                 --                 12
        Printing                                        99                754
        Rent                                           500                500
        Transfer agent's fees                          478              3,459
                                               -----------        -----------

   NET LOSS                                    $     4,760        $    14,314
                                               ===========        ===========

   NET LOSS PER COMMON SHARE

        Basic                                  $    0.0001        $     0.001
                                               ===========        ===========
   AVERAGE OUTSTANDING SHARES

        Basic                                   10,028,500         10,028,500
                                               ===========        ===========



         The accompanying notes are an integral part of these unaudited financial statements.

                              ANYOX RESOURCES INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

              For the period from July 13, 1998 (Date of Inception)
                                to March 31, 1999

                      (Unaudited - Prepared by Management)



                                                                                            CAPITAL IN
                                                                    COMMON    STOCK          EXCESS OF         ACCUMULATED
                                                                  SHARES         AMOUNT       PAR VALUE           DEFICIT
                                                                  ------         ------       ---------          -------
BALANCE JULY 13, 1998 (date of inception)                             --      $      --        $     --         $     --

Issuance of common shares for cash at
     $0.001 - September 18, 1998                               10,000,000        10,000              --               --

Issuance of common shares for cash at
     $0.10 - October 21, 1998                                      28,500            29           2,821               --

Capital contribution - expenses                                       --             --           1,500

Net operating loss for the period from
     July 13, 1998 to March 31, 1999                                  --             --              --          (14,314)
                                                               ----------      --------        --------         --------

BALANCE MARCH 31, 1999                                         10,028,500      $ 10,029        $  4,321         $(14,314)
                                                               ==========      ========        ========         ========





         The accompanying notes are an integral part of these unaudited financial statements.

                              ANYOX RESOURCES INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

        For the three months ended March 31, 1999 and for the period from July 13, 1998 (Date of Inception) to March 31, 1999

                      (Unaudited - Prepared by Management)

                                                             FOR THE THREE   FROM INCEPTION
                                                              MONTHS ENDED         TO
                                                             MARCH 31, 1999   MARCH 31, 1999
                                                             -------------   --------------
     CASH FLOWS FROM
          OPERATING ACTIVITIES:

          Net loss                                           $ (4,760)         $(14,314)

          Adjustments to reconcile net loss to net cash provided by operating activities:

               Increase in accounts payable - related party        --             1,833
               Increase in accounts payable                      (334)              187
                                                             --------          --------

                    Net Cash from Operations                   (5,090)          (12,294)
                                                             --------          --------
     CASH FLOWS FROM INVESTING
          ACTIVITIES:

          Mineral claim                                            --                (1)
                                                             --------          --------
     CASH FLOWS FROM FINANCING
          ACTIVITIES:

               Capital contribution - expenses                  1,500             1,500
               Proceeds from issuance of common stock              --            12,850
                                                             --------          --------

                                                                1,500            14,350
                                                             --------          --------

          Net Increase in Cash                                 (3,594)            2,055

          Cash at Beginning of Period                           5,649                --
                                                             --------          --------

          CASH AT END OF PERIOD                              $  2,055          $  2,055
                                                             ========          ========

         The accompanying notes are an integral part of these unaudited financial statements.

                              ANYOX RESOURCES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1999

                      (Unaudited - Prepared by Management)

1.       ORGANIZATION

         The Company was incorporated under the laws of the State of Nevada on July 13, 1998 with the authorized common shares of 200,000,000 shares at $0.001 par value.

         The Company was organized for the purpose of acquiring and developing mineral properties.

         The Company is in the development stage.

         Since its inception the Company has completed two Regulation D offerings of 6,028,500 shares of its capital stock for cash.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Methods
         ------------------

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy
         ---------------

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes
         ------------

         The Company has elected a fiscal year of June 30 but has not completed a full operating period and therefore has not filed any income tax returns.

         Earnings (Loss) per Share
         -------------------------

         Earning (Loss) per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FABS Statement No. 128.

         Cash and Cash Equivalents
         -------------------------

         The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

                              ANYOX RESOURCES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1999

                      (Unaudited - Prepared by Management)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Foreign Currency Translation
         ----------------------------

         The translations of the Company completed in Canadian dollars have been translated to US dollars. Assets and liabilities are translated at the year end exchange rates and the income and expenses at the average rates of exchange prevailing during the period reported on.

         Amortization of Capitalized Mining Claim Costs
         ----------------------------------------------

         The Company will use successful efforts method to amortize the capitalized costs of its mining claims which provides for capitalizing the purchase price of the project and the additional costs directly related to providing the properties, and amortizing these amounts over the life of the mineral deposit. All other costs are expensed as incurred. Unamortized capitalized costs will be expensed if the property is shown to have an impairment in value or proven to be of no value.

         Environmental Requirements
         --------------------------

         At the report date environmental requirements related to the mineral leases acquired (Note 3) are unknown and therefore any estimate of any future cost cannot be made.

         Financial Instruments
         ---------------------

         The carrying amounts of financial instruments, including cash, prepaid expenses and deferred offering costs are considered by management to be their standard fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

         Estimates and Assumptions
         -------------------------

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimated and assumption affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

                              ANYOX RESOURCES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1999

                      (Unaudited - Prepared by Management)

3.       PURCHASE OF MINERAL LEASES

         The Company acquired mineral leases for $1.00 from a related party, known as the Fame #1 and #2, located near the former town site of Anyox, British Columbia, Canada, with an expiration date of September 25, 1999. A geological study and staking has been completed by the predecessor, which was expensed, and therefore the predecessor cost is considered to be $1.

4.       RELATED PARTY TRANSACTIONS

         Related parties acquired 40% of the common shares issued for cash.

         See Note 3 regarding purchase of mineral leases from a related party.

         The officers and directors of the Company are involved in other business activities and they may, in the future, become involved in additional business ventures which also may require their attention. If specific business opportunities become available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has formulated no policy for the resolution of such conflicts.

5.       GOING CONCERN

         The Company will need additional working capital to be successful in its efforts to develop the mineral lease acquired and therefore continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate in the future.

         Management recognizes that, if it is unable to raise additional capital, the Company cannot be successful in its efforts.

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------

The Company's management will concentrate its efforts on the Fame #1 and #2 mineral leases located in Anyox, British Columbia during 1999. It is the intention of management to investigate other mineral properties in the future but no effort has been made to date to identify or to negotiate the terms for acquiring additional mineral properties. Continuation of the Company as a going concern is dependent upon obtaining additional working capital either from advances from its officers and/or directors, bank financing or by way of an issuance of its capital stock. Until financing has been arranged it is the intention of the directors and officers of the Company to pay for future expenses of the Company as short term loans.

Liquidity and Capital Resources
-------------------------------

The Company will need additional working capital to finance its activities on the Fame #1 and #2 mineral leases.

Results of Operations
---------------------

The Company has had no operations during this reporting period.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     ANYOX RESOURCES INC.
                                                         (Registrant)




           September 17, 1999                /s/         "Mary Hethey"
--------------------------------------    --------------------------------------
                Date                           Mary Hethey - Secretary Treasurer



           September 17, 1999               /s/         "Philip Yee"
--------------------------------------    --------------------------------------
                Date                               Philip Yee -  Director