Form 10KSB
period 1999-06-30
ANYOX RESOURCES INC
filed 1999-10-12
CIK 1071572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended                   June 30, 1999
                                   ---------------------------------------------

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transaction period from                      to
                                         --------------------   ----------------

         Commission File number             0 - 25389
                                ------------------------------------------------

                              ANYOX RESOURCES INC.
            ----------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                            98-019128
--------------------------------------------          --------------------------
State or other jurisdiction of incorporation          (I.R.S. Employee I.D. No.)
or organization

           2453 Philips Place
         Burnaby, B.C., Canada                                 V5A 2W1
-------------------------------------------            -------------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code               1-604-420-7474
                                                       -------------------------
Securities registered pursuant to section 12 (b) of the Act:

Title of each share                   Name of each exchange on which registered

    None                                          None
--------------------                  -----------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

         None
--------------------------
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       (1)   Yes [    ]  No [X]                    (2)      Yes [X]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:      $           -0-
                                                                 ---------------

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at June 30, 1999, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of June 30, 1999, the Company has 10,028,500 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of this Form 10-KSB (eg., Part I, Part II, etc.) into which the documents is incorporated:

         (1)      Any annual report to security holders;

         (2)      Any proxy or other information statement;

         (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities act of 1933.

NONE

                                TABLE OF CONTENTS
================================================================================

PART 1
-------                                                                                               PAGE
                                                                                                     ------
ITEM 1.          DESCRIPTION OF BUSINESS                                                               4

ITEM 2.          DESCRIPTION OF PROPERTY                                                               4

ITEM 3.          LEGAL PROCEEDINGS                                                                     5

ITEM 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS                                   5

PART II
--------
ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                                                                                                       5

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                                                                                       5

ITEM 7.          FINANCIAL STATEMENTS                                                                  6

ITEM 8.          CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND  FINANCIAL
                 DISCLOSURE                                                                            6

PART III

ITEM 9.          DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS, AND CONTROL PERSONS,  COMPLIANCE WITH
                 SECTION 16 (a) OF THE EXCHANGE ACT
                                                                                                       7

ITEM 10.         EXECUTIVE COMPENSATION                                                                10

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT                         11

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                        12

PART IV

ITEM 13.         EXHIBITS                                                                              13


                                     PART 1
================================================================================
                         ITEM 1. DESCRIPTION OF BUSINESS
================================================================================

HISTORY AND ORGANIZATION

Anyox Resources Inc., a Nevada corporation (the "Company"), was incorporated on July 13, 1998. The Company has no subsidiaries and no affiliated companies. The Company's executive offices are located at 2453 Philips Place, Burnaby, British Columbia, Canada, V5A 2W1.

The Company's articles of incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at June 30, 1999 there were 10,028,500 shares outstanding.

The Company is engaged in the exploration stage without assurance that reserves exist in its mineral exploration project until further exploration work has been done and economic evaluation based on such work concludes economic feasibility.

================================================================================
                        ITEM 2. DESCRIPTION OF PROPERTIES
================================================================================

         The Fame properties are located near the former town of Anyox, British Columbia between Observation Inlet, at the head of Alice Arm, and the other side of the ground near the "Alaskan Panhandle".

         The Fame properties are approximately 145 kilometers or 90 miles south east of Prince Rupert and 25 km from Kitsault. The property is approximately 850 air-kilometers north of Vancouver, British Columbia, Canada.

         The Fame properties include the following two mineral claims: Fame 1, under tenure number 359,391, comprises 125 gross ha and 70 net ha (being 175 areas); Fame 2, under tenure number 359,392, comprises 500 gross ha and 400 net ha (being 400 areas). Both these mineral claims are in good standing until September 25, 2000.

         The Fame properties are situated in rugged terrain on the Anyox peninsula (up to 1,680 meters above sea level or 5,509 feet). The Fame properties are situated in the Donahue Creek catchment basin with elevations ranging from 800 feet to 3,700 feet. The forest cover and the steepness of slopes are less than elsewhere in the area. Extensive near-level open and brush cover areas exist in the Donahue Creek valley and in the valleys of its major tributaries.

         Mapping and surface geology on some of the claims is greatly facilitated by the lack of dense primary forest cover. This is due to a number of forest fires that have passed through the area and to the effect of smelter smoke from early operations. The mineral claims can be located on Map 103P/5 and P12 issued by the British Columbia Ministry of Energy, Mines and Petroleum Resources for the Skeena Mining Division.

================================================================================
                            ITEM 3. LEGAL PROCEEDINGS
================================================================================

There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

================================================================================
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
================================================================================

No matters were submitted to a vote of shareholders of the Company during the fiscal year ended June 30, 1999.

                                     PART II
================================================================================
        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
================================================================================

During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at June 30, 1999 the Company had 45 shareholders.

================================================================================
        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
================================================================================

         OVERVIEW

The Company was incorporated on July 13, 1998 under the laws of the State of Nevada. The Company's articles of incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at June 30, 1999 there were 10,028,500 shares outstanding. The Company is engaged in the exploration stage without assurance that reserves exist in its mineral exploration project until further exploration work has been done and economic evaluation based on such work concludes economic feasibility.

The Company is in the development stage. The Registrant is seeking a quotation on the OTC Bulletin Board. The Company has no revenue to date from the exploration of its mineral property, and its ability to effect its plans for the future will depend on the availability of financing. Such financing will be required to develop the Company's mineral property to a stage where a decision can be made by management as to whether an ore body exists and can be successfully brought into production. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance that the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.

The Company has not done any exploration work on its mineral property since its original purchase of the property.

Liquidity and Capital Resources

As at June 30, 1999, the Company had $1,283 of assets, and $5,315 of liabilities, including cash or cash equivalents amounting to $1,283. Of the $5,315 in liabilities, $1,833 is owed to a related party.

The Company has no contractual obligations for either lease premises, employment agreements or work commitments on the Fame properties and has made no commitments to acquire any asset of any nature.

Results of Operations

Since inception the Company has purchased the Fame properties but has not yet been involved in any exploration work on this property.

================================================================================
                          ITEM 7. FINANCIAL STATEMENTS
================================================================================

The financial statements of the Company are included following the signature page to this Form 10-KSB.

================================================================================
ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
================================================================================

From inception to date, the Company's principal accountant is Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. The firm's report for the period from inception to June 30, 1999 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

                                    PART 111
================================================================================
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT
================================================================================

The following table sets forth as of June 30, 1999, the name, age, and position of each executive officers and directors and the term of office of each director of the Company.
                                                                 TERM AS
                                                                 DIRECTOR
            NAME     AGE               POSITION HELD              SINCE
           -----     ---              ---------------             -----
     Carsten Mide     54       President and Director              1998

     Mary Hethey      50       Secretary Treasurer and             1998
                                     Director

     Philip Yee       36       Director                            1998

Each director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual general meeting of the board of directors and is qualified.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

CARSTEN MIDE, 54, the Company's founder, has been President and Director of the Company since its inception. Mr. Mide has been in the property development business for the past thirty three years and in residential home building for the past 28 years. His is currently a director and officer of several private companies as follows:


                                                                                NUMBER OF
                                       BUSINESS OF            EXECUTIVE        YEARS BEING
        NAME OF COMPANY                THE COMPANY            POSITION          INVOLVED            LOCATION
       ----------------                -----------          ------------        ---------           ---------
Mide Developments Ltd.             Property development    President and            33         British Columbia,
                                                               Director                              Canada

Mide Holdings Ltd.                   Residential home      President and            28         British Columbia,
                                       construction            Director                              Canada

Dunbarton Properties Ltd.          Property development    President and            10         British Columbia,
                                                               Director                              Canada

Zarcan Minerals Inc. (*)           Mineral exploration     Vice-President           1.5        British Columbia,
                                                           and                                      Canada
                                                           Director


Alta Sierra Resources Inc.         Mineral exploration     President and            1.5         Alberta, Canada
                                                               Director

Five Star International            Mineral exploration     President and            1.5         Alberta, Canada
Resources Inc.                                                 Director

Coronado Exploration Inc.                Mineral               Director               1         British Columbia,
(*)                                    Exploration                                                   Canada


     (*) It is anticipated that Zarcan Minerals Inc. will seek a listing on the Vancouver Stock Exchange within the near future and Coronado Exploration Inc. will be seeking a quotation on the OTC Bulletin Board under the NASD.

         Mr. Mide has not been involved in any public company either in Canada or the United States and has not been associated with any OTC Bulletin Board company to date other than is noted above.

PHILIP  YEE,  36,  Director  of the  Company,  was  born in  Vancouver,  British
Columbia. Having graduated from high school he attended the University of British Columbia and graduated with a Bachelor of Commence degree in 1986 before attending City University where be obtained a Masters of Business degree in 1989. In 1991 he became a member of the Institute of Certified General Accountants of British Columbia. In 1996 he obtained his degree as a Certified Public Accountant from the Washington State Board of Accountants and subsequently became a member of the Institute of Internal Auditors. During his entire educational period, Mr. Yee worked for various private companies and one public company as follows:


                                                       YEARS OF
      NAME OF COMPANY            TYPE OF BUSINESS      EMPLOYMENT            POSITION               LOCATION
      ---------------            ---------------       ----------            --------               --------
  Augusta Corporation                  Mineral         1997 - 1999          Controller         Vancouver, B.C.
                                     exploration                                                    Canada

  Advanced Medical                     Medical              1999           Secretary           Toronto, Ontario
     Technologies Inc.                 Website                             Treasurer

  Can-Chi Group of                 Venture capital     1992 - 1997         Accountant          Vancouver, B.C.
      Companies                                                                                     Canada

  Canadian Connection              Investments in      1990 - 1992         Accountant          Vancouver, B.C.
      Group                            futures                                                      Canada


         Mr. Yee has not been an officer or director of a public company other than Sweetbrier Corporation; a corporation listed on the OTC Bulletin Board presently under the name of Dippy Foods Inc. Mr. Yee is no longer a director and officer of that company and is not a director or officer of any other OTC Bulletin Board company other than if the Company and Advanced Medical Technologies Inc become quoted companies.

MARY HETHEY, 50, was born in Galt, Ontario, Canada. She was educated at the University of Toronto where she obtained a Bachelor of Arts degree in honors Economics and Mathematics. Subsequent to graduation she was employed with Burrows Business Machines as a computer programmer during 1974 and 1975 in Vancouver, British Columbia. Subsequently she became a student in accounting and articled with Clarkson

Gordon (1975-1978) and Collins Burrows (1978 - 1980). In 1979 she obtained her degree as a Chartered Accountant. During the last five years she has been employed as follows:


                                                         YEARS OF
         NAME OF COMPANY           TYPE OF BUSINESS     EMPLOYMENT         POSITION               LOCATION
         ---------------           ----------------     ----------         --------               --------
Coronado Explorations Inc.              Mineral             1999           President/           Vancouver, Canada
                                      Exploration                          Director

North Shore Credit Union                Bankers         1997 - 1998        Accountant          Vancouver, Canada

Self-employed accountant              Consulting        1993 - 1997        Accountant          Vancouver, Canada

Harvey Hill, Chartered               Professional       1990 - 1993        Accountant       West Vancouver, Canada
     Accountant                       Accountant


          Mrs. Hethey was the Secretary Treasurer of Goldking Resources Inc., a company listed on the OTC Bulletin Board but is no longer in that position. Coronado Explorations Inc. is seeking a quotation on the OTC Bulletin Board. Nine years ago she was a director and officer of Arthurian Resources Inc. and a director of Creative Products Inc.; both companies formerly listed on the Vancouver Stock Exchange.

To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

         (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

         (ii)     engaging in any type of business practice; or

         (iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 ("Reporting Person") that failed to file any reports required to be furnished pursuant to Section 16(a). Other than those disclosed below, the registrant knows of no Reporting Person that failed to file the required reports during the most recent fiscal year.

The following table sets forth as at June 30, 1999, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

NAME                                POSITION                  REPORT TO BE FILED
----                                --------                  ------------------

Carsten Mide               President and Director                    Form 3

Mary Hethey                Secretary Treasurer and                   Form 3

Philip Yee                 Director                                  Form 3

================================================================================
                         ITEM 10. EXECUTIVE COMPENSATION
================================================================================

CASH COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended June 30, 1999.

BONUSES AND DEFERRED COMPENSATION

None

COMPENSATION PURSUANT TO PLANS

None

PENSION TABLE

None

OTHER COMPENSATION

None

COMPENSATION OF DIRECTORS

None

TERMINATION OF EMPLOYMENT

There  are no  compensatory  plans or  arrangements,  including  payments  to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

================================================================================
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
================================================================================

The following table sets forth as at June 30, 1999, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

             Name and Address                                           Amount
               of Beneficial            Nature of    of Beneficial     Percent
                  Owner               Ownership (1)    Ownership      of Class
                  ------              ----------       ----------     --------

       CARSTEN MIDE                       Direct        4,000,000        39.89%
       2453 Philips Place
       Burnaby, British Columbia
       Canada, V5A 2W1

      PHILIP YEE                        Direct            NIL         0.00%
      2652 Dundas Street
      Vancouver, British Columbia

      Canada, V5K 1P9

      MARY M. HETHEY                    Direct        3,700 (i)           *
      397 Ventura Crescent
      North Vancouver, B.C.
      Canada, V7N 3G7

       All Officers and Directors       Direct     4,003,700         39.89%
       as a Group ( 3 persons )

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

================================================================================
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
================================================================================

TRANSACTIONS WITH MANAGEMENT AND OTHERS

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

INDEBTEDNESS OF MANAGEMENT

There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of the common shares of the Company's capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS

The Company does not have promoters and has no transactions with any promoters.

                                     PART IV
================================================================================
                                ITEM 13. EXHIBITS
================================================================================

(a)  (1)    FINANCIAL STATEMENTS.

The following financial statements are included in this report:



TITLE OF DOCUMENT                                                                 PAGE
-----------------                                                                 ----
Report of Andersen, Andersen & Strong, Certified Public Accountants               15

Balance Sheet as at June 30, 1999                                                 16

Statement of Operations for the period from July 13, 1998 (Date of
         Inception) to June 30, 1999                                              17


Statement in Changes in Stockholders' Equity for the period from July 13,
         1998 (Date of Inception) to June 30, 1999                                18

Statement of Cash Flows for the period from July 13, 1998 (Date of
         Inception) to June 30, 1999                                              19

Notes to the Financial Statements                                                 20

(a)  (2)   FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   EXHIBITS

The following exhibits are included as part of this report by reference:

None.


================================================================================
                                   SIGNATURES
================================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in its capacities and on the date indicated:

                                                     ANYOX RESOURCES INC.

Date:    October 8, 1999                    By:  /s/  "Philip Yee"
                                            ------------------------------------
                                                     Philip Yee, Director

Date:    October 8, 1999                    By:  /s/ "Mary M. Hethey"
                                            ------------------------------------
                                            Mary M. Hethey, Secretary Treasurer

ANDERSEN ANDERSEN & STRONG, L.C.                 941 East 3300 South, Suite 220
Certified Public Accountants and
Business Consultants Board                          Salt Lake City, Utah, 84106
Member SEC Practice Section of the AICPA                 Telephone 801-486-0096
                                                               Fax 801-486-0098
                                                     E-mail Kandersen @ msn.com

Board of Directors
Anyox Resources, Inc.
Vancouver B. C. Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Anyox Resources, Inc. (a development stage company) at June 30, 1999, and the statement of operations, stockholders' equity, and cash flows for the period from July 13, 1998 (date of 'inception) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anyox Resources, Inc. at June 30, 1999, and the results of operations, and cash flows for the period from July 13, 1998 (date of inception) to June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah                          /s/  "Andersen Andersen & Strong"
September 27, 1999                           ----------------------------------
                                             Andersen Andersen & Strong

         A member of ACF International with affiliated offices worldwide


                              ANYOX RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 1999
================================================================================

ASSETS

CURRENT ASSETS

     Cash                                                               $ 1,283
                                                                        -------
           Total Current Assets                                          1,283
                                                                        -------
OTHER ASSETS

     Mineral lease - Note 3                                                  --
                                                                        -------
                                                                        $ 1,283
                                                                        -------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable - related party                                  $ 1,833
      Accounts payable                                                    3,482
                                                                        -------
            Total Current Liabilities                                     5,315
                                                                        -------

STOCKHOLDERS' EQUITY

Common stock

      200,000,000 shares authorized, at $0.001 par

      value; 10,028,500 shares issued and outstanding                    10,029

Capital in excess of par value                                            6,121

Deficit accumulated during the development stage                        (20,182)
                                                                       ---------

Total Stockholders' Equity                                               (4,032)
                                                                       --------

                                                                       $  1,283
                                                                       ========


   The accompanying notes are an integral part of these financial statements.

                              ANYOX RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                        FOR THE PERIOD FROM JULY 13, 1998
                      (DATE OF INCEPTION) TO JUNE 30, 1999
================================================================================

REVENUES                                                              $      --

EXPENSES                                                                 20,182
                                                                         ------

NET LOSS                                                              $ (20,182)
                                                                        ========

NET LOSS PER COMMON SHARE

     Basic                                                            $      --
                                                                        ========

AVERAGE OUTSTANDING SHARES

     Basic                                                            8,122,000
                                                                      =========


   The accompanying notes are an integral part of these financial statements.

                              ANYOX RESOURCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM JULY 13,1998 (DATE OF INCEPTION)
                                 TO JUNE 30,1999
================================================================================

                                             COMMON STOCK         CAPITAL IN
                                          --------------------    EXCESS OF   ACCUMULATED
                                          SHARES        AMOUNT    PAR VALUE    DEFICIT
                                          ------        ------    ---------    -------

BALANCE JULY 13, 1998 (date of inception)           --   $    --   $   --   $     --

Issuance of common stock for cash
  at $.001 - September 18, 1998             10,000,000    10,000       --         --

Issuance of common stock for cash
    at $.10- October 2l, 1998                   28,500        29    2,821         --

Capital contributions - expenses                    --        --    3,300         --

Net operating loss for the period from
    July 13, 1998 to June 30, 1999                  --        --       --    (20,182)
                                            ----------   -------   ------   ---------
BALANCE JUNE 30, 1999                       10,028,500   $10,029   $6,121   $(20,182)
                                            ==========   =======   ======   ========

   The accompanying notes are an integral part of these financial statements.

                              ANYOX RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                        FOR THE PERIOD FROM JULY 13, 1998
                       (DATE OF INCEPTION) TO JUNE 30,1999
================================================================================

CASH FLOWS FROM
  OPERATING ACTIVITIES:
Net loss                                                              $ (20,182)

Adjustments to reconcile net loss to
    net cash provided by operating
    activities:

    Change in accounts payable                                            5,315
    Capital contributions - expenses                                      3,300
                                                                          ------
Net Cash From Operations                                                (11,567)

CASH FLOWS FROM INVESTING
    ACTIVITIES:                                                               --
                                                                          ------
CASH FLOWS FROM FINANCING
    ACTIVITIES:

       Proceeds from issuance of common stock                            12,850
                                                                         -------

Net Increase in Cash                                                      1,283

Cash at Beginning of Period                                                   --
                                                                         -------
Cash at End of Period                                                 $   1,283
                                                                         =======

NON CASH OPERATING ACTIVITIES

Capital contributions by officers - expenses                          $   3,300
                                                                         ======



   The accompanying notes are an integral part of these financial statements.

                              ANYOX RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCLAL STATEMENTS
================================================================================

1.       ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on July 13, 1998 with authorized common stock of 200,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.

The Company is in the development stage.

Since its inception the Company has completed two Regulation D offerings of 6,028,500 shares of its capital stock for cash.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICILES

Accounting, Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On June 30, 1999, the Company had a net operating loss carry forward of $20,182. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2019.

Earning (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FASB statement No. 128.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

                              ANYOX RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
================================================================================

Foreign Currency Translation

Part of the transactions of the Company were completed in Canadian dollars have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from transactions is recognized.

Amortization of Capitalized Mineral Lease Costs

Cost of acquisition, exploration, carrying, and retained unproven properties are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mine equipment are capitalized and depreciated over their useful lives.

Environmental Requirements

At the report date environmental requirements relating to mineral leases acquired (Note 3) are unknown and therefore any estimate of any future cost cannot be made.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

                              ANYOX RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCLAL STATEMENTS (CONTINUED)
================================================================================

3.       PURCHASE OF MINERAL LEASES

The Company acquired mineral leases for $1.00 from a related party, known as Fame #1 and #2, located near the former town site of Anyox, British Columbia, Canada.

The claims have not been proven to have a commercial minable ore reserve and therefore all costs for exploration and retaining the properties have been expenses.

The claims may be retained by the Company only upon a yearly payment, or an equal amount of assessment work, of $2,750 cn which is due starting September 25, 2000. The amount due for September 25, 1999 have been paid.

4.       RELATED PARTY TRANSACTIONS

Related parties have acquired 40% of the common stock issued for cash.

A loan was received by the Company from a related party of $1,833 with no due date or interest. See note 3 regarding purchase of mineral leases from a related party.


5.       GOING CONCERN

The Company will need additional working capital to be successful in its planed activities and therefore continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.