Form 10QSB
period 1999-09-30
ANYOX RESOURCES INC
filed 1999-10-27
CIK 1071572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X)   QUARTERLY   REPORT   PURSUANT   TO   SECTION   13   OR    15(D)   OF   THE
      SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1999
                               -------------------------------------------------


( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission File number                      0-25389
                      ----------------------------------------------------------

                                     ANYOX RESOURCES INC.
                      ----------------------------------------------------------
                          (Exact name of registrant as specified in charter)

           Nevada                                      98-019-9128
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     2453 Philips Place
     Burnaby, BC, Canada                                  V5A 2W1
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)

                                  1-604-420-7474
               --------------------------------------------------
               Registrant's telephone number, including area code


      ---------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.
               Class                          Outstanding as of October 20, 1999
      ------------------------------         -----------------------------------
      Common Stock, $0.001 per share                    10,028,500

                                      INDEX



                                                                                            Page
                                                                                           Number
                                                                                           ------

PART 1.

    ITEM 1.  Financial Statements (unaudited)..........................................        3

             Balance Sheet as at September 30, 1999 ...................................        4

             Statement of Operations
               For the three months ended September 30, 1999, for the
               three months ended  September 30, 1998 and for
               the period from July 13, 1998 (Date of
                   Incorporation) to September 30, 1999...............................         5

             Statement of Changes in Shareholders' Equity
               For the period from July 13, 1998 (Date of
                   Incorporation) to September 30, 1999...............................         6

             Statement of Cash Flows
               For the three months ended September 30, 1999, for the
               three months ended  September 30, 1998 and for the period
               from July 13, 1998 (Date of  Incorporation)
               to September 30, 1999..................................................         7

             Notes to the Financial Statements........................................         8

    ITEM 2.  Plan of Operations.......................................................        11

PART 11      Signatures...............................................................        12



                         PART 1 - FINANCIAL INFORMATION

    -----------------------------------------------------------------------
                                   ----------
                          ITEM 1. FINANCIAL STATEMENTS
    -----------------------------------------------------------------------
                                   ----------

The accompanying balance sheet of Anyox Resources Inc. (a development stage company) at September 30, 1999 and the statement of operations and statement of cash flow for the three months ended September 30, 1999, for the three months ended September 30, 1998 and for the period from July 13, 1998 (date of incorporation) to September 30, 1999 and the statement of stockholders' equity for the period from July 13, 1998 (date of incorporation) to September 30, 1999 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 1999, are not necessarily indicative of the results that can be expected for the year ending June 30, 2000.

                              ANYOX RESOURCES INC.

                          (A Development Stage Company)

                                  BALANCE SHEET

                               September 30, 1999

                      (Unaudited - Prepared by Management)



                                                             SEPTEMBER 30,         JUNE 30,
                                                                1999                1999
                                                             -------------         --------
ASSETS

CURRENT ASSETS

     Bank                                                    $  1,463             $  1,283

OTHER  ASSETS

     Mineral lease - Note 3                                        --                   --
                                                             --------             --------

                                                             $  1,463             $  1,283
                                                             ========             ========

LIABILITIES

      Accounts payable -- related party                      $  7,333             $  1,833
      Accounts payable and accrued liabilities                  1,417                3,482
                                                             --------             --------

                                                                8,750                5,315
                                                             --------             --------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 10,028,500 shares issued and outstanding     10,029               10,029

     Capital in excess of par value                             7,201                6,121

     Deficit accumulated during the development stage         (24,517)             (20,182)
                                                             --------             --------

           Total Stockholders' Equity                          (7,287)              (4,032)
                                                             --------             --------

                                                             $  1,463             $  1,283
                                                             ========             ========



              The accompanying notes are an integral part of these
                        unaudited financial statements.

                              ANYOX RESOURCES INC.

                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

          For the three months ended September 30, 1999, for the three months ended September 30, 1998 and for period from
             July 13, 1998 (Date of Inception) to September 30, 1999

                      (Unaudited - Prepared by Management)



                                                                         FOR THE THREE         FOR THE THREE         FROM INCEPTION
                                                                          MONTHS ENDED          MONTHS ENDED              TO
                                                                          SEPTEMBER 30,         SEPTEMBER 30,        SEPTEMBER 30,
                                                                              1999                  1998                 1999
                                                                         --------------        --------------        ---------------


SALES                                                                      $        --            $        --            $        --
                                                                           -----------            -----------            -----------

GENERAL  AND  ADMINISTRATIVE  EXPENSES:

     Accounting and audit                                                           --                     --                  5,175
     Assessment                                                                  1,907                  1,833                  3,741
     Bank charges and interest                                                      55                     49                    157
     Filing fees - Edgar system                                                     --                     --                  2,831
     Foreign exchange                                                               --                     --                    238
     Geological report                                                              --                     --                    500
     Legal                                                                          --                     --                  2,500
     Management fees                                                               600                     --                  1,600
     Office expenses                                                                --                     --                  1,030
     Rent                                                                          300                     --                  1,300
     Telephone                                                                     180                     --                    480
     Transfer agent's fees                                                       1,293                  2,959                  4,965
                                                                           -----------            -----------            -----------

NET LOSS                                                                   $     4,335            $     4,841            $    24,517
                                                                           ===========            ===========            ===========

NET LOSS PER COMMON SHARE

     Basic                                                                 $    0.0004            $     0.003            $     0.003
                                                                           ===========            ===========            ===========

AVERAGE OUTSTANDING SHARES

     Basic                                                                  10,028,500              1,625,000              8,516,478
                                                                           ===========            ===========            ===========


              The accompanying notes are an integral part of these
                        unaudited financial statements.

                              ANYOX RESOURCES INC.

                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

              For the period from July 13, 1998 (Date of Inception)

                              to September 30, 1999

                      (Unaudited - Prepared by Management)



                                                                                                      CAPITAL IN
                                                                        COMMON    STOCK                EXCESS OF        ACCUMULATED
                                                                    SHARES             AMOUNT           PAR VALUE         DEFICIT
                                                                    ------             ------          ----------        ----------

BALANCE JULY 13, 1998 (date of inception)                                  --        $       --        $       --        $      --

Issuance of common shares for cash at
     $0.001 - September 18, 1998                                   10,000,000            10,000                --               --

Issuance of common shares for cash at
     $0.10 - October 21, 1998                                          28,500                29             2,821               --

Capital contributions by officers - expenses                               --                --             4,380

Net operating loss for the period from
     July 13, 1998 to September 30, 1999                                   --                --                --           (24,517)

                                                                   ----------        ----------        ----------        ----------
BALANCE SEPTEMBER 30, 1999                                         10,028,500        $   10,029        $    7,201        $  (24,517)
                                                                   ==========        ==========        ==========        ==========






              The accompanying notes are an integral part of these
                        unaudited financial statements.

                              ANYOX RESOURCES INC.

                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

          For the three months ended September 30, 1999, for the three months ended September 30, 1998 and for the period from
            July 13, 1998 (Date of Inception) to September 30, 1999

                      (Unaudited - Prepared by Management)


                                                                                  FOR THE THREE     FOR THE THREE    FROM INCEPTION
                                                                                   MONTHS ENDED     MONTHS ENDED          TO
                                                                                   SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                                      1999              1998             1999
                                                                                  --------------    -------------    -----------

CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss                                                                        $ (4,335)       $ (4,841)        $(24,517)

     Adjustments to reconcile net loss to net cash provided by operating activities:

       Increase in accounts payable -  related party                                    5,500           1,833            7,333

       Increase in accounts payable                                                    (2,065)          1,090            1,417

       Capital contributions - expenses                                                 1,080              --            4,380
                                                                                     --------        --------         --------
         Net Cash from Operations                                                         180          (1,918)         (11,387)
                                                                                     --------        --------         --------

CASH FLOWS FROM INVESTING
   ACTIVITIES:

     Mineral lease                                                                         --              --               --
                                                                                     --------        --------         --------

CASH FLOWS FROM FINANCING
   ACTIVITIES:

   Proceeds from issuance of common stock                                                  --          10,000           12,850
                                                                                     --------        --------         --------

   Net Increase in Cash                                                                   180           8,082            1,463

   Cash at Beginning of Period                                                          1,283              --               --
                                                                                     --------        --------         --------

   CASH AT END OF PERIOD                                                             $  1,463        $  8,082         $  1,463
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

                               September 30, 1999

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

         Since its inception the Company has completed three Regulation D offerings of 6,028,500 shares of its capital stock.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Methods

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes

         On September 30, 1999, the Company had a net loss carry forward of $24,517. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2019.

         Loss per Share

         Loss per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FABS Statement No. 128.

                              ANYOX RESOURCES INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999

                      (Unaudited - Prepared by Management)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Cash and Cash Equivalents

         The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

         Foreign Currency Translation

         Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized.

         Amortization of Capitalized Mining Claim Costs

         Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mine equipment are capitalized and depreciated over their useful lives.

         Environmental Requirements

         At the report date environmental requirements related to the mineral claims acquired (note 3) are unknown and therefore an estimate of any future costs cannot be made.

         Financial Instruments

         The carrying amounts of financial instruments, including cash, and accounts payable, are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                              ANYOX RESOURCES INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999

                      (Unaudited - Prepared by Management)

2.       SUMMARY OF SIGNIFIGANT ACCOUNTING POLICIES - CONTINUED

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

3.       PURCHASE OF MINERAL LEASES

         The Company acquired mineral leases, for $1.00 from a related party, known as Fame #1 and #2, located near the former town site of Anyox, British Columbia, Canada.

         The claims have not been proven to have a commercially minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

         The claims may be retained by the Company only upon a yearly payment, or an equal amount of assessment work, of CDN $2,750 which is due starting September 25, 2000. The amounts due for September 25, 1999 have been paid.

4.       RELATED PARTY TRANSACTIONS

         Related parties acquired 40% of the common shares issued for cash.

         A loan was received by the Company from a related party of $7,333 with no due date or interest. See note 3 regarding purchase of mineral lease from a related party.


5.       GOING CONCERN

         The Company will need additional working capital to be successful in its planned activity and therefore continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS
--------------------------------------------------------------------------------

The Company has only paid cash-in-lieu on the Fame #1 and #2 claims in order to maintain them in good standing until September 25, 2000. The Company will be unable to do any work on these mineral claims until the summer of 2000 due to the weather conditions in the Anyox area of British Columbia.

Liquidity and Capital Resources

The Company will need additional working capital to finance its activities on the Fame #1 and #2 mineral claims. At this time management has not decided as to what method of obtaining financing is best suited to the interests of the Company.

Results of Operations

There have been no operations during the period by the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       ANYOX RESOURCES INC.
                                                             (Registrant)

            October 23, 1999                /s/    "Philip Yee"
-------------------------------------       -----------------------------------
                Date                        Philip Yee - Director

            October 23, 1999                /s/    "Mary Hethey"
-------------------------------------       -----------------------------------
               Date                         Mary Hethey - Secretary Treasurer