Form 10QSB
period 1999-12-31
ANYOX RESOURCES INC
filed 2000-01-18
CIK 1071572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 1999
                               -------------------------------------------------

(  )   TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15 (D) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                                     to
                               ------------------------------------  -----------

Commission File number                      0-25389
                      ----------------------------------------------------------

                              ANYOX RESOURCES INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


            Nevada                                       98-019-9128
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

      2453 Philips Place
      Burnaby, BC, Canada                                 V5A 2W1
      -------------------                              --------------
(Address of principal executive offices)                 (Zip Code)

                                1 - 604-420-7474
               --------------------------------------------------
               Registrant's telephone number, including area code


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                          Outstanding as of January 16, 1999
      ------------------------------          ----------------------------------
      Common Stock, $0.001 per share                       10,028,500

                                      INDEX

                                                                           Page
PART 1.                                                                   Number
                                                                          ------

      ITEM 1.  Financial Statements (unaudited)............................  3

               Balance Sheet as at December 31, 1999.......................  4

               Statement of Operations
                  For the three months  ended  December 31, 1999 and
                  December  31,  1998 and for the six  months  ended
                  December  31, 1999 and  December  31, 1998 and for
                  the period from July 13, 1998 (Date of
                      Incorporation) to December 31, 1999..................  5

               Statement of Changes in Shareholders' Equity
                  For the period from July 13, 1998 (Date of
                      Incorporation) to December 31, 1999..................  6

               Statement of Cash Flows
                  For the three months ended December 31, 1999 and December 31, 1998 and for the six months ended December 31, 1999 and December 31, 1998 and for
                  the   period   from  July  13,   1998   (Date  of
                  Incorporation) to December 31, 1999.................  7

               Notes to the Financial Statements...........................  8

      ITEM 2.  Plan of Operations.......................................... 11


PART 11        Signatures.................................................. 12

                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------
                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The accompanying unaudited balance sheets of Anyox Resources Inc. (a development stage company) at December 31, 1999 and the unaudited statements of operations and unaudited statements of cash flow for the three months ended December 31, 1999 and December 31, 1998 and for the six months ended December 31, 1999 and December 31, 1998 and for the period from July 13, 1998 (Date of Incorporation) to December 31, 1999 and the unaudited statement of stockholders' equity for the period from July 13, 1998 (Date of Incorporation) to December 31, 1999 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 1999, are not necessarily indicative of the results that can be expected for the year ending June 30, 2000.

                              ANYOX RESOURCES INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                December 31, 1999

                      (Unaudited - Prepared by Management)


                                                                   December 31, June 30,
                                                                       1999       1999
                                                                       ----       ----
ASSETS

CURRENT ASSETS

     Bank                                                           $    356    $  1,283

OTHER  ASSETS

     Mineral lease - Note 3                                               --          --
                                                                    --------    --------
                                                                    $    356    $  1,283
                                                                    ========    ========
LIABILITIES
      Accounts payable - related party                              $ 10,333    $  1,833
      Accounts payable and accrued liabilities                           441       3,482
                                                                    --------    --------
                                                                      10,774       5,315
                                                                    --------    --------
STOCKHOLDERS' EQUITY
     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 10,028,500 shares issued and outstanding            10,029      10,029
     Capital in excess of par value                                    7,981       6,121
     Deficit accumulated during the development stage                (28,428)    (20,182)
                                                                    --------    --------
           Total Stockholders' Equity                                (10,418)     (4,032)
                                                                    --------    --------
                                                                    $    356    $  1,283
                                                                    ========    ========




              The accompanying notes are an integral part of these
                         unaudited financial statements.

                              ANYOX RESOURCES INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

   For the three months ended December 31, 1999 and December 31, 1998 and for the six months ended December 31, 1999 and December 31, 1998 and for period from July 13, 1998 (Date of Inception) to December 31, 1999

                      (Unaudited - Prepared by Management)

                         FOR THE THREE   FOR THE THREE   FOR THE SIX    FOR THE SIX       FOR THE PERIOD
                              MONTHS          MONTHS         MONTHS         MONTHS      FROM JULY 13, 1998
                              ENDED           ENDED          ENDED          ENDED       (DATE OF INCEPTION)
                          DECEMBER 31,     DECEMBER 31,    DECEMBER 31,   DECEMBER 31,    TO DECEMBER 31,
                              1999            1998            1999           1998               1999
                              ----            ----            ----           ----               ----
SALES                     $      --      $      --      $      --        $       --        $
                          ---------      ---------      ---------        ----------        -----------
GENERAL AND
 ADMINISTRATIVE
 EXPENSES

Accounting                      900          1,500            900            1,500              6,075
Assessment                       --          1,833          1,907            1,833              3,741
Bank charges                     56             12            111               62                231
Filing fees - Edgar             204             --            204               --              3,035
Foreign Exchange                 --             12             --               12                238
Geological report                --             --             --               12                500
Legal                            --          2,500             --            2,500              2,500
Management fees                 600             --          1,200               --              2,200
Office                          303            667            320              667              1,332
Rent                          1,604             --          1,904               --              2,904
Telephone                       180             --            360               --                660
Transfer agent's fees            47          1,111          1,340            2,981              5,012
                        -----------    -----------    -----------       -----------       -----------

NET LOSS                $     3,894    $     7,635    $     8,246       $    9,555       $    28,428
                        ===========    ===========    ===========       ===========       ===========

   NET LOSS PER
      COMMON SHARE

       Basic            $    0.0004    $    0.0009    $    0.0008       $    0.0016      $     0.003
                        ===========    ===========    ===========       ===========       ===========

   AVERAGE
      OUTSTANDING
       SHARES            10,028,500      8,541,176     10,028,500         6,093,705        8,773,189
                        ===========    ===========    ===========       ===========       ===========



              The accompanying notes are an integral part of these
                        unaudited financial statements.

                              ANYOX RESOURCES INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

              For the period from July 13, 1998 (Date of Inception)
                              to December 31, 1999

                      (Unaudited - Prepared by Management)

                                                                            CAPITAL IN
                                                     COMMON STOCK            EXCESS OF   ACCUMULATED
                                                 SHARES         AMOUNT       PAR VALUE     DEFICIT
                                                 ------         ------       ---------     -------



BALANCE JULY 13, 1998 (date of inception)      $        --      $    --      $    --    $      --

Issuance of common shares for cash at
   $0.001 - September 18, 1998                  10,000,000       10,000           --           --

Issuance of common shares for cash at
   $0.10 - October 21, 1998                         28,500           29        2,821           --

Capital contributions by officers - expenses            --           --        5,160

Net operating loss for the period from
   July 13, 1998 to December 31, 1999                   --           --           --      (28,428)

                                               -----------     --------     --------     --------
BALANCE DECEMBER 31, 1999                       10,028,500     $ 10,029     $  7,981     $(28,428)
                                               ===========     ========     ========     ========








              The accompanying notes are an integral part of these
                        unaudited financial statements.

                              ANYOX RESOURCES INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

   For the three months ended December 31, 1999 and December 31, 1998 and for the six months ended December 31, 1999 and December 31, 1998 and for the period from July 13, 1998 (Date of Inception) to December 31, 1999

                      (Unaudited - Prepared by Management)




                                 FOR THE THREE     FOR THE THREE       FOR THE SIX        FOR THE SIX         FOR THE PERIOD
                                     MONTHS            MONTHS             MONTHS             MONTHS          FROM JULY 13, 1998
                                     ENDED             ENDED              ENDED              ENDED           (DATE OF INCEPTION)
                                  DECEMBER 31,       DECEMBER 31,       DECEMBER 31,       DECEMBER 31,        TO DECEMBER 31,
                                     1999               1998               1999               1998                  1999
                                     ----               ----               ----               ----                  ----
CASH FLOW FROM
OPERATIONS:

Net loss                            $ (3,894)       $  (7,635)         $ (8,246)           $ (9,555)      $          (28,428)

Adjustment to reconcile
net loss to net cash
provided by operations:

Increase in accounts
  payable-related party                3,000               --             8,500                  --                   10,333
Increase in account
  payable                               (813)          (1,747)           (3,041)              2,354                      441
Capital Contribution                     780               --             1,860                  --                    5,160
                                    --------        ---------          --------            --------                 --------

Cash from operations                    (927)          (9,382)             (927)             (7,201)                (12,494)
                                    --------        ---------          --------            --------                 -------

CASH FLOWS
FROM FINANCING
ACTIVITIES:

Proceeds from issuance
   of common stock                       --             2,850               --               12,850                  12,850
                                    -------         ---------          -------             --------                 -------

Net increase in Cash                   (927)           (6,532)            (927)               5,649                     356

Cash at beginning of
  Period                              1,283            12,181            1,283                   --                      --
                                    -------         ---------          -------             --------                 -------

CASH AT END OF
  PERIOD                            $   356         $   5,649          $   356             $ 5,649                  $   356
                                    =======         =========          =======             =======                  =======






                 The accompanying notes are an integral part of
                      these unaudited financial statements.

                              ANYOX RESOURCES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999

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

         Income Taxes

         On December 31, 1999, the Company had a net loss carry forward of $28,428. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2019.

         Loss per Share

         Loss per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FABS Statement No. 128.

                              ANYOX RESOURCES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999

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

                                December 31, 1999

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

         A loan was received by the Company from a related party of $10,333 with no due date or interest. See note 3 regarding purchase of mineral lease from a related party.


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

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------


The Company has done no work to date on the Fame #1 and #2 claims but has paid during the current period funds to the Ministry of Mines of British Columbia in order to maintain the Company's two claims in good standing until September 25, 2000. The Company will be unable to do any work on these mineral claims until the summer of 2000 due to the weather conditions in the Anyox area of British Columbia. In the forthcoming summer it is the intentions of the Company to undertake an exploration program on the mineral claims if sufficient funds are available.


Liquidity and Capital Resources

The Company will need additional working capital to finance its activities on the Fame #1 and #2 mineral claims. At this time management has not decided as to what method of obtaining financing is best suited to the interests of the Company. The methods of financing available to the Company are advances from the present directors and officers, bank financing using the credit rating of the officers and directors or a placement of the Company's capital stock.

Results of Operations

There have been no operations during the period by the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         ANYOX RESOURCES INC.
                                                             (Registrant)






             January 16, 2000                         /s/   "Philip Yee"
    ---------------------------------         ---------------------------------
                   Date                              Philip Yee - Director



             January 16, 2000                        /s/  "Mary Hethey"
    ---------------------------------         ---------------------------------
                   Date                       Mary Hethey - Secretary Treasurer