Form 10QSB
period 2000-03-31
ANYOX RESOURCES INC
filed 2000-05-15
CIK 1071572

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-QSB

   (Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2000

   [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

         Commission File number         0-25389
                                -----------------------


                             ANYOX RESOURCES INC.
                             --------------------
       (Exact name of small business issuer as specified in its charter)

          Nevada                                     98-0199128
         -------                                     ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification No.)

        540 N. Tamiami Trail
         Sarasota, FL, USA                              34236
        --------------------                            -----
(Address of principal executive offices)              (Zip Code)

                                (941) 954-1144
                               ----------------
                          (Issuer's telephone number)


       ________________________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X   No
                                                                ---     ---
Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                           Outstanding as of May 1, 2000
     -------------------------------            -----------------------------
     Common Stock,  $0.001 per share                   20,028,500

                                     INDEX

                                                                            Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements (unaudited)................................    3

         Consolidated Balance Sheets as at March 31, 2000 and June 30,
         1999............................................................    3

         Consolidated Statement of Operations for the three months ended
         March 31, 2000 and March 31, 1999 and for the nine months ended
         March 31, 2000 and March 31, 1999...............................    5

         Consolidated Statement of Cash Flows for the nine months ended
         March 31, 2000 and March 31, 1999...............................    6

         Notes to the Financial Statements...............................    7

Item 2.  Management's Discussion and Analysis............................    8

Part II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.......................   10

Item 6.  Exhibits and Reports on Form 8-K................................   10

Signature................................................................   11


                         PART 1 - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                             ANYOX RESOURCES, INC.
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS
                        March 31, 2000 and June 30, 1999
                      (Unaudited - Prepared by Management)

                                     ASSETS

                                                         March 31,
                                                           2000       June 30,
                                                        (Unaudited)     1999
                                                        -----------   --------
Current assets:
 Cash                                                    $1,221,901   $ 1,283
  Notes receiveable                                       3,187,575       -0-
  Other current assets                                      172,490       -0-
                                                         ----------   -------
    Total current assets                                  4,581,966     1,283
                                                         ----------   -------

Property and equipment at cost, net of accumulated
  Depreciation of $29,450 ($0 at 1999)                      249,645       -0-
                                                         ----------   ------
Other assets:
  Goodwill and other intangibles, net of accumulated
   Amortization of $31,477 ($0 at 1999)                   4,289,278       -0-
   Miscellaneous                                             12,715       -0-
                                                         ----------   -------
    Total other assets                                    4,301,993       -0-

Total assets                                             $9,133,604   $ 1,283
                                                         ==========   =======


  The accompanying notes are an integral part of these consolidated financial statements.

                             ANYOX RESOURCES, INC.
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS
                        March 31, 2000 and June 30, 1999
                      (Unaudited - Prepared by Management)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                               March 31,
                                                                 2000       June 30,
                                                              (Unaudited)     1999
                                                              -----------   --------
Current Liabilities:
   Accounts payable                                            $  608,344   $  5,315
   Notes payable to stockholders                                  500,000        -0-
   Current maturities of long term debt and
     Obligation under capital lease                                14,069        -0-
   Other current liabilities                                       57,823        -0-
                                                               ----------   --------
     Total current liabilities                                  1,180,236      5,315
                                                               ----------   --------
Long term debt                                                     17,965        -0-
                                                               ----------   --------
Stockholders Equity
 Common Stock
    200,000,000 shares authorized, at $0.001 par value,
    shares issued and outstanding 20,028,500 and 10,028,500        20,029     10,029
  Capital in excess of par                                      8,475,981      6,121
  Deficit accumulated during the development stage               (133,962)   (20,182)
  Deficit minority interests                                     (422,645)       -0-
   Less: Treasury shares, 4,000,000                                (4,000)       -0-
                                                               ----------    -------
     Total stockholders' equity                                 7,935,403     (4,032)

Total liabilities and equity                                   $9,133,604    $ 1,283
                                                               ==========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             ANYOX RESOURCES, INC.
                         (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
        For the three months ended March 31, 2000 and March 31, 1999 and
            The nine months ended March 31, 2000 and March 31, 1999
                      (Unaudited - Prepared by Management)

                              Three Months Ended            Nine Months Ended
                           ------------------------     -------------------------
                                   March 31,                    March 31,
                               2000         1999           2000           1999
                           ----------    ----------     ----------     ----------
Revenues                    $     -0-    $      -0-     $      -0-     $      -0-

Expenses                      174,810         4,760        183,056         14,314
                           ----------    ----------     ----------     ----------

Net Loss Before
Minority Interests           (174,810)       (4,760)      (183,056)       (14,314)

Minority Interests             69,278           -0-         69,278            -0-
                           ----------    ----------     ----------     ----------
Net Loss                   $ (105,532)   $   (4,760)    $ (113,778)    $  (14,314)
                           ==========    ==========     ==========     ==========
Basic and diluted
loss per share             $     (.06)   $     (.00)    $     (.06)    $     (.00)
                           ==========    ==========     ==========     ==========
Shares used in
computation of
basic and diluted
loss per share             16,952,166    10,028,500     12,507,722     10,028,500
                           ==========    ==========     ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                             ANYOX RESOURCES, INC.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

               For the nine months ended March 31, 2000 and 1999

                      (Unaudited - Prepared by Management)

                                                                     2000            1999
                                                                 -----------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                         $  (113,778)      $(14,314)
Adjustments to reconcile net (loss) to net cash provided by
(used in) operating activities:
Minority interest in net loss of consolidated subsidiary             (69,278)
Amortization                                                           6,666
Increase in accounts payable                                         172,123          2,020
                                                                 -----------       --------
Net cash (used in) provided by operating activities                   (4,267)        12,294
                                                                 -----------       --------
Cash flows used in investing activities:
  Mineral claim                                                            0             (1)
  Advances made                                                     (925,000)           -0-
                                                                 -----------       --------
Net cash used in investing activities                               (925,000)            (1)
                                                                 -----------       --------
Cash flows from financing activities:
 Issuance of common stock                                          2,169,885         12,850
  Capital contribution - expenses                                    (20,000)         1,500
                                                                 -----------       --------
                                                                   2,149,885         14,350
                                                                 -----------       --------
Net Increase in Cash                                               1,220,618          2,055

Cash at Beginning of Period                                            1,283            -0-
                                                                 -----------       --------

CASH AT END OF PERIOD                                            $ 1,221,901       $  2,055
                                                                 ===========       ========

                           SUPPLEMENTAL INFORMATION
                         NON-CASH FINANCING ACTIVITIES

The Company issued 6,000,000 shares of its common stock at $0.85 per share through a private placement. At March 31, 2000, the Company had received cash of $1,912,425 and recorded notes receivable of $3,187,575.


               The accompany notes are an integral part of these
                        unaudited financial statements.

                              ANYOX RESOURCES, INC
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2000

                      (Unaudited - Prepared by Management)

1.   ORGANIZATION

     The Company was incorporated under the laws of the State of Nevada on July 13, 1998 with the authorized common shares of 200,000,000 shares at $0.001 par value.

     Although the Company was organized for the purpose of acquiring and developing mineral properties, it disposed of its mineral properties and acquired 57% of Web Partners, Inc. (WPI) during March 2000. WPI, a Florida Corporation formed in September 1998, is a development-stage company with its core business focused on the research and development of new web-based technologies.

     Since its inception the Company has completed a series of Regulation D offerings of 12,028,500 shares of its capital stock for cash. In March 2000 it exchanged 4,000,000 shares of stock for its interest in WPI. In addition, 4,000,000 shares were returned to treasury in March 2000.

2.   BASIS OF PRESENTATION

     The accompanying unaudited balance sheets of Anyox Resources Inc. (the"Company") (a development stage company) at March 31, 2000 and the unaudited statements of operations and unaudited statements of cash flow for the three months ended March 31, 2000 and March 31, 1999 and for the nine months ended March 31, 2000 and March 31, 1999 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     Operating results for the quarter ended March 31, 2000, are not necessarily indicative of the results that can be expected for the year ending June 30, 2000 and include the operations of Web Partners, Inc. ("WPI") from March 15, 2000 (date of acquisition) through March 31, 2000. The Balance Sheet at March 31, 2000 also reflects the interest of stockholders other than Anyox Resources, Inc. in the net results of WPI 57% owned by the Company at March 31, 2000.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounting Methods

     The Company and WPI recognize income and expenses based on the accrual method of accounting. WPI revenue recognition practices will conform to appropriate software revenue recognition standards.

     Dividend Policy

     The Company has not yet adopted a policy regarding payment of dividends.

     Income Taxes

     On December 31, 1999, the Company had a net loss carry forward of $28,428. At October 25, 1999, WPI had a net loss carry forward of $655,583. As a result of the March 2000 acquisition of a 57% interest in WPI, a portion of WPI loss carryforward may be subject to Internal Revenue Code guidelines on "pre-ownership change" losses.

     Loss per Share

     Loss per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FASB Statement No. 128.

     Foreign Currency Translation

     Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized. All WPI transactions have been in US dollars.

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

4.   GOING CONCERN

     The Company and WPI will need additional working capital to be successful in its planned activity and therefore continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management of the Company and WPI have developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company and WPI to operate for the coming years. Part of this strategy has been executed in the February, 2000 $5,100,000 private placement, 100% subscribed and 38% funded at March 31, 2000.


                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

This Form 10-QSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions identify forward-looking statements that involve risks and uncertainties. You should not place undue reliance on forward-looking statements in this Form 10-QSB because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-QSB that involve risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements.

Plan of Operation -Background

Anyox Resources, Inc (the "Company"), a Nevada corporation, was formed in 1998 and operated as an early development stage company until March, 2000 when it acquired 57% of Web Partners, Inc. ("WPI"), a Florida corporation. WPI is an early development stage company which was formed in September 1998 and began operations in August 1999. WPI's core business is focused on the research and development of new web-based technologies. WPI also provides creative production services in connection with developing online 30-second commercial spot advertisements. Neither business unit has had any revenue to date. The Company had accumulated approximately $35,000 in deficits prior to the acquisition of WPI. WPI has accumulated approximately $2,000,000 in deficits through the date of acquisition. The nature of these deficits is discussed in the results of operations section below.

WPI's technology toolkit is designed to deliver a complete online advertising platform. The toolkit is comprised of a 30-second on-line commercial spot system, called a CyberSpot, and an audience measurement and commercial delivery verification system, called Delivery Verification Technology ("DVT").
CyberSpots are Web-based interactive multi-media commercial spots which use WPI's Instant On User Interface ("IOUi") technology which enables the spot to reach the audience quickly and with minimal disruptions. DVT provides an online advertising measurement system that verifies audience reach and spot delivery.

WPI intends to generate revenue from licensing fees, creative / production fees and a technology license-based on a cost-per-play model. WPI plans to produce and distribute CyberSpot production software that will enable global production of CyberSpots by advertisers, agencies and web development firms. WPI plans to license its family of technologies within the U.S., Asia and Europe.

WPI's revenue model currently focuses on four distinct revenue drivers: (1) the development of CyberSpot ads; (2) the delivery of CyberSpot ads; (3) CyberSpot enterprise licensing; and (4) DVT licensing.

Each revenue driver has associated variable expenses. Ad production variable costs are comprised entirely of human resources. A certain number of personnel are needed to produce and test each ad. DVT variable costs are also comprised entirely of human resources. The DVT team will be responsible for marketing the DVT technology and identifying additional applications for the technology. The CyberSpot per play variable cost is comprised of the fee charged by the ad delivery strategic partner. Development of the toolkit is the largest expense item included in the operating expenses. Executive and operational team salaries and benefits, CyberSpot licensee technical support, legal fees and advertising also account for a significant portion of the operating expenses.

Results of Operations:

     Revenue

The Company was involved in the exploration and development of mineral properties. Since inception the property has generated no revenue and the property was never developed because of the lack of financing. The Company's future revenue stream is based on its 57% owned subsidiary WPI. Through March 31, 2000, WPI has recognized no revenue but does have contracts, orders, and letters of intent from customers. In addition, WPI is presently producing commercial spot advertisements that may generate future revenue. Revenue recognition in the second and third quarters of 2000 and beyond will depend upon the status of the projects at that time and the applicable revenue recognition accounting standards.

     Expenses

For the nine months ended March 31, 2000, the Company has expended approximately $15,277 compared to spending of $14,314 for the period July 13, 1998 (inception) through March 31, 1999. During both periods the expenses were administrative in nature. On an ongoing basis, the Company expects to incur expenses typical to an OTC Bulletin Board entity, including accounting fees, legal fees, filing fees and transfer agent fees. The Company has no full time employees and is managed on a day to day basis with staff from WPI, with WPI absorbing all personnel and indirect costs.

The enclosed financial statements include expenses of $167,779 of WPI from date of acquisition on March 15, 2000 through March 31, 2000. That amount has been further reduced by the 43% minority interest for WPI shareholders other than the Company. In absolute dollar spending, WPI incurred $2,199,926 during the nine months ending March 31, 2000. Although WPI was organized in 1998 it did not start meaningful operations until July 1999. Since that time, some of the major spending areas have been advertising expenses of $63,906, marketing expenses of $320,903, and legal, accounting, and other professional consulting fees of $454,476. Personnel and personnel related costs were $529,145 during that period.

Liquidity and Capital Resources

The Company and WPI individually financed their operations to date with a series of Regulation D offerings of their respective shares of capital stock, generally for cash. The Company's most recent private placement executed during the quarter ending March 31, 2000 was for 6,000,000 common shares for a total of $5,100,000. As of March 31, 2000, this private placement was 100% subscribed and nearly 38% funded, the balance of funding expected to be completed during the quarter ending June 30, 2000.

WPI most recently raised $500,000 in the form of bridge financing from a WPI shareholder group. Since March 31, 2000 the notes have become due and management is discussing the timing of repayment with the shareholder group. Management expects repayment to take place ratably over the next several weeks as the balance of the Company's funds is received from the private placement discussed above. In addition, WPI received approximately $925,000 in cash advances from the Company during March 2000.

The combined operations had net working capital of $3,401,730 at March 31, 2000. Included in this amount was cash of $1,221,901 and short-term notes receivable of $3,187,575, which are expected to be funded during May and early June, 2000. The current liabilities of $1,180,236 at March 31, 2000 include the $500,000 of bridge financing mentioned above and accounts payable of $598,011. One portion of the accounts payable, $400,676 at March 31, 2000, is payable to a WPI consulting firm founded by a director of the Company. This consulting has been in the areas typical to a development stage company and has included assistance with business plan development, pricing models, and intellectual property. These services were contracted for in the ordinary course of business, prior to the director being appointed to the Company's board of directors, and management believes the pricing and terms were as favorable as that which could have been obtained from an independent third party.

WPI's estimated monthly cash requirements approximate $250,000. This amount may decrease as revenue is generated. However, like most other development stage companies, WPI and the Company may not generate cash from operations for a number of quarters.

Accordingly, the Company is continually searching for sources of additional financing. The Company has a plan in place to eventually acquire the remaining 43% interest of WPI, continue to pursue venture capital investors, and maximize its public equity (OTC BB) capital raising capabilities. Although the competition for funding is strong, the Company believes it has unique, protectable technology and the public trading vehicle already in place to be more appealing for potential venture capital investors to execute their respective exit strategies.

                          PART II - OTHER INFORMATION

               ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 4, 2000, the Company commenced a private offering of its common stock. The offering was a best efforts no minimum offering by the Company of up to 6,000,000 shares at $0.85 per share, for total maximum proceeds of $5,100,000. The funds are to be used for working capital. The common stock being offered has not been registered with or approved by any state securities agency or the U.S. Securities and Exchange Commission and is being offered and sold pursuant to Regulation S of the Securities Act of 1933. The offering closed on March 3, 2000. In accordance with Regulation S, sales were made only to accredited investors who reside outside of the United States.

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     The following exhibit accompanies this Form 10-QSB:

      Exhibit No.         Description
      -----------         -------------
          27             Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed during the first quarter of 2000:

          Anyox Resources Inc. Form 8-K, dated March 3, 2000 and filed with the
          ---------------------------------------------------------------------
          Securities and Exchange Commission on March 21, 2000.
          ----------------------------------------------------

          This report included an Item 4 which disclosed a change in the Company's certifying accountant. The report also included an Item 5, Other Events, which disclosed the resignation of the Company's directors and officers and appointment of new directors and officers.
          Item 5 also disclosed the private placement offering of 6,000,000 common shares of the Company discussed under Item 2 above.

          Anyox Resources Inc. Form 8-K, dated March 15, 2000 and filed with the
          ----------------------------------------------------------------------
          Securities and Exchange Commission on March 30, 2000.
          ----------------------------------------------------

          This report included an Item 1 which disclosed changes in the control of the Company resulting from the March 15, 2000, Share Exchange Agreement. The report also included an Item 2 which disclosed the acquisition by the Company of 57% of WPI's issued and outstanding shares as part of the Share Exchange Agreement. In addition, Item 2 contained a description of the business of the Company and an extensive description of the business and products and services of WPI along with a discussion of the business plan of WPI. The report also contained an Item 5 which disclosed the proposed voluntary share exchange to complete the Company's acquisition of WPI and the appointment of Mark Burchill as a director of the Company. The report contained an Item 7 which included the financial statements listed below in the Amendment No. 1 to the Form 8-K.

          Anyox Resources Inc. Amendment No. 1 to Form 8-K, dated March 15, 2000
          ----------------------------------------------------------------------
          and filed with the Securities and Exchange Commission on April 24,
          ------------------------------------------------------------------
          2000.
          ----

               This report contained a revised Item 7 which included the following financial statements and pro forma information:

               Report of Independent Auditors, dated October 29, 1999;

               Balance Sheets as of January 31, 2000 (Unaudited) and October 25, 1999;

               Income Statements for the three months ended January 31, 2000 (unaudited) and the period ended October 25, 1999;

               Statements of Cash Flows for the three months ended January 31, 2000 (unaudited) and the period ended October 25, 1999;

               Statement of Stockholders Equity for the three months ended January 31, 2000 (unaudited) and the period ended October 25, 1999;

               Notes to Financial Statements for the three months ended January 31, 2000 (unaudited) and the period ended October 25, 1999;

               Pro Forma Balance Sheet as at December 31 and June 30, 1999 (unaudited);

               Pro Forma Income Statements for the six months ended December 31, 1999 and the year ended June 30, 1999 (unaudited).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANYOX RESOURCES, INC.

Dated:  May 12, 2000


By:           /s/ Santu Rohatgi
   ------------------------------------------
Name:  Santu Rohatgi
Title: President


                                 EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------
    27         Financial Data schedule