Form 10KSB
period 2000-06-30
FOREFRONT INC
filed 2000-11-14
CIK 1071572

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                   __________________________________________
                                   FORM 10-KSB
(Mark  one)
[X]  Annual  report  under section 13 or 15(d) of the Securities Exchange Act of
     1934
                     For the fiscal year ended June 30, 2000

                                       OR

[_] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
                For the transition Period from _______ to _______

                         Commission file number 0-25389

                                 Forefront, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                Nevada                                          98-0199128
         -------------------                                 ---------------
    (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                        Identification No.)

          540 N. Tamiami Trail
            Sarasota, Florida                                     34236
   --------------------------------------                    ---------------
  (Address of principal executive offices)                     (Zip Code)

                    Issuer's telephone number: (941) 954-1144

    Securities registered under Section
            12(b) of the Act:
             (Title of Class)               Name of exchange on which registered

                 None                                        None
----------------------------------               -------------------------------

Securities registered under
 Section 12(g) of the Act:             Common Stock, $0.0002 per share
                          ------------------------------------------------------
                                             (Title  of  class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject  to  such  filing  requirements  for  the  past 90 days.
     Yes  X       No
         ---         ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Registrant's revenues for its most recent fiscal year:   $NIL

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 29, 2000, computed by reference to the closing price of that date, was $53,089,443, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On September 29, 2000, giving pro forma effect to an October 27, 2000 five-for-one forward stock split, the registrant had 75,002,930 shares of Common Stock, par value $0.0002 per share, outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE:  None

  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):   Yes [ ]  No [X]

                                 FOREFRONT,  INC.

                                    INDEX TO
                          ANNUAL REPORT ON FORM 10-KSB
                          FOR YEAR ENDED JUNE 30, 2000

PART I                                                                                              PAGE
Item 1    Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
Item 2    Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
Item 3    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
Item 4    Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . .. 14

PART II
Item 5    Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . . . . . 14
Item 6    Management's Discussion and Analysis of Financial Condition and Results of Operations . . .  15
Item 7    Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22
Item 8    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure . . . . 22

PART III
Item 9    Directors, Executive Officers, Promoters and Control Persons; Compliance With
          Section 16(a) of the Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
Item 10   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24
Item 11   Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . 26
Item 12   Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . 27
Item 13   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-1

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS
-----------------------------------

THE  COMPANY

Forefront, Inc. (the "Company" or "Forefront"), a Nevada corporation, was formed in July, 1998, under the name Anyox Resources Inc. The Company is a development-stage company with its core business focused on the research and development of new Web-based technologies. The Company also provides creative production services in connection with developing online 30-second commercial spot advertisements. Anyox Resources was a development-stage company engaged in the exploration of minerals. On March 15, 2000, Anyox Resources entered into a Share Exchange Agreement (the "Agreement") with Web Partners, Inc. ("WPI"), a Florida corporation formed in September, 1998, and two of WPI's primary shareholders, Wyly Wade and Mark Gray. The Agreement allowed Anyox Resources to acquire WPI.

As a result of the Agreement, the management of WPI effectively took control of Anyox Resources, and the two WPI principals, Mr. Wade and Mr. Gray, became major shareholders of the Company. As a result of the merger, Anyox Resources changed its name to Forefront, Inc. and its trading symbol from "ANYX" to "FFNT" to reflect the decision to focus its business activities solely on the Web-based technologies developed by WPI. The name change was effected through an amendment and restatement of Anyox Resources' articles of incorporation and bylaws by the board of directors and shareholders of Anyox Resources.

Based upon adoption of the amendment and restatement of the articles of incorporation by the shareholders, the Company's board of directors created a special class of preferred stock, entitled Class A Preferred Stock, consisting of 200,000 shares that have the power, among other things, to control the election of directors and any amendment of the Company's articles of incorporation and bylaws. Mr. Wade and Mr. Gray each hold 100,000 shares of the Class A Preferred Stock.

In order to transfer the remainder of the WPI shares to the Company, on May 25, 2000, the shareholders of WPI and Forefront Technologies, Inc., a wholly owned subsidiary of the Company, approved an Agreement and Plan of Merger merging WPI with and into Forefront Technologies. Upon the effective date of the merger, WPI ceased to exist and all of its assets and liabilities became those of Forefront Technologies. The overall plan called for each stockholder of WPI to receive two (2) shares of the Company's stock for each one (1) share of WPI stock that they own. The Company's shares issued in connection with the acquisition of WPI are "restricted securities" subject to Rule 144 of the Securities Act of 1933, as amended. All of the former WPI shareholders now hold shares of Common Stock of the Company.

INDUSTRY  BACKGROUND

Over the last several years, the marketplace has had high expectations for business opportunities on the Internet. These expectations have been reflected in the investments into the Internet made by traditional companies, and the market capitalization of many new Web-based companies. The popularity of the Internet has been well documented in recent years. The International Data Corporation ("IDC") has estimated that there were over 51 million Web users in the United States and over 97 million worldwide at the end of 1998. Since that time the number has continued to grow. As a medium, it is the fastest growing new medium in history reaching 50 million users in only five years. This is compared to 10 years for cable TV, 13 years for broadcast TV and 38 years for radio.

With an increasing number of users, the Internet is also gaining in importance as a medium for advertising. Computer time is the leading activity that takes people away from watching television, the currently preferred means used by advertisers to reach an audience. Yet despite the rapidly growing Internet audience, there are still barriers that have kept Internet advertising from reaching its full potential. Marketers are still trying to gauge Internet advertising's overall effectiveness, and to identify which techniques are most effective.

According to the Internet Advertising Bureau ("IAB"), in 1998, $201 billion was spent on advertising in the United States on all types of media. Of that, only $1.9 billion was spent on Internet advertising. While this number is currently small in comparison to broadcast television ($39.5 billion), Internet advertising has grown quickly from about $266 million in 1996 to its current level. According to the IAB, for the second quarter of 1999, Internet advertising revenues reached $934 million, marking the fourteenth consecutive quarter of growth. These figures mark a 35% increase over the first quarter of 1999. The second quarter 1999 figures are a 97% increase from the second quarter of 1998. At this level of growth, the Internet advertising industry is on pace to reach $4 billion in annual spending for 1999. (Source: IAB Internet Advertising Revenue Report, 1999 First-Quarter Results.) Still, this places the Internet far behind the majority of sectors in the $200 billion advertising industry, including magazines, cable TV and broadcast television. This raises the possibility of tremendous remaining potential for Internet advertising.

The Internet is the first medium to promise an increased accountability as to the effectiveness of an ad campaign. While tools for tracking such information have improved, there is still no universal standard for measuring an audience. Advertisers currently rely on a combination of three types of standardized measurement tools to measure their return on investments and plan future campaigns:

          Site-centric - Site-based.  Tracks  site  visitor  activity  when user
          ------------
          clicks on an  ad.

          Ad-centric  -  Ad  server-based.  Allows  advertisers  to  track
          ----------
          effectiveness across  multiple  sites.

          User-centric  -  Sample-based.  Relies  on  panel-based  sampling
          ------------
          techniques.

Site-centric and Ad-centric reporting are both maintained by the publishers and ad networks, which can be a conflict of interest. Thus, measurement auditing by an independent third party becomes essential for verification. For reliable auditing, it is essential to have established standards. To accomplish this, a number of organizations have been formed to address this problem. One such organization is FAST Forward (a committee born out of Future of Advertising Stakeholders) which released the FAST Principles of Online Audience Measurement in early 1999. In September, 1997, the IAB Media Measurement Task Force produced a document titled "Metric and Methodology." Both propose guidelines for the measurement of online advertising data.

Further reflecting the demand by advertisers for lessening the up-front risk of Internet advertising is the popularity of hybrid pricing. Hybrid pricing combines impression click-based pricing and performance-based compensation. This provides online publishers with the up-front valuation of its audience and with back-end revenue sharing. Advertisers also benefit by receiving discounted up-front costs. This pricing structure may help bring new advertisers to the Internet, who recognize the potential of Internet advertising, but who are not yet comfortable with current methods of reaching Web users.

Companies with a presence on the Internet, but not engaged in e-commerce, rely on advertising as their primary, if not only, source of Internet-generated revenue. E-commerce companies also rely on advertising to supplement their e-commerce sales. While on-line advertising has experienced tremendous growth during the past several years, that growth has not translated into profits for these companies. Many advertisers and agencies are not comfortable with current methods for advertising via the Internet, nor available audience measurement tools. Furthermore, results of the currently preferred method of advertising, banner ads, have been inconclusive at best, and show major ineffectiveness at worst. Advertisers are generally more comfortable with traditional means of reaching their audience, especially through print, television and radio. Still, Internet advertising is in its infancy, and is only beginning to find its true potential.

INTERNET  ADVERTISING  TECHNOLOGIES  /  TECHNIQUES

Currently, there are a number of Internet advertising technologies or techniques in use. The most prominent techniques are banner ads, sponsorship, interstitials and emails. Banner ads are most prevalent. Emails to customers, while the least employed technique, have been measured to be the most effective in eliciting a response from the customers. The following are brief summaries of each technology or technique:

     Banner Ads.  Banner ads are typically inch-high "banners" that are found on
     ----------
the top or bottom of a Web page. They can contain a company name, logos, pictures and slogans. They can be static or animated with moving characters or pictures. When a user clicks on the banner it takes the user to another
Web-site. Although they are the most commonly employed form of Internet advertising, they are the least likely to elicit a response.

     Sponsorships.  An  advertiser  may  choose to "sponsor" a Web-site, helping
     ------------
the online publisher by funding the site in exchange for advertising. This typically requires an up-front payment by the advertiser, whether or not there is a sale generated by the advertising. Sponsorships provide a valuable association between brand and content.

     Interstitials.  Interstitials  are  advertisements that appear as Web users
     -------------
switch between Web pages. Interstitials are the industries first answer to the lack of audio and video in Internet advertising. However, interstitials have grown out of favor with consumers as they may take as long as two minutes to download. Current interstitials require substantial download time and therefore may degrade a user's speed of receiving other Web content. Therefore, many portals require such interstitial ads to be "click-based" where a user must request the ad.

     Email.  Email is one of the cheapest and most effective methods of Internet
     -----
advertising. Email provides for direct advertising to select customers. Yet, emails only comprise a very small percentage of Internet advertising. This is due to the intrusiveness of the email to consumers, and the resistance by consumers to "spam" and clutter.

     Others.  Other  forms  of  Internet advertising include superstitials, rich
     ------
media expanding banners and affiliations. Superstitials are interstitials that reduce download time by downloading to a Web user's browser's short-term memory. Rich media banners include video and audio to bring information to the consumer without leaving the current Web-site. Affiliate deals split an advertiser's revenues with a Web-site operator in exchange for free advertising. Still, these forms of advertising are restricted by there own disadvantages. For instance, superstitials still require download time and move the Web user from their original Web-site. Rich media banners require download time, cover Web-site content, and have been reported to cause Web-sites to crash. (Source:
"Advertising  that  clicks",  The  Economist,  October  9,  1999,  pp.  71-73.)

THE  COMPANY'S  PRODUCTS  AND  SERVICES

The Company's technology toolkit fills the needs of both Internet companies and advertisers. The Company's array of technologies was designed to deliver a complete online advertising platform. The system is comprised of a 30-second commercial for major brand advertisers, and a system of audience measurement and commercial delivery verification. This platform provides familiar media advertising tools for major brand managers, coupled with the interactivity of the Internet.

CyberSpots are 30-second online, interactive-multimedia commercial spots, which reach the audience quickly and with minimal interruptions using the Company's Instant On User Interface technology. Delivery Verification Technology ("DVT") allows for the most advanced feedback to measure the delivery of each advertisement. By offering CyberSpots, Internet companies can provide effective and measurable advertising to advertisers previously reluctant to participate in Internet advertising. The Company's products and services help advertisers reach Web users via a method more similar to traditional means of reaching the audience, while being able to measure the results of the advertisement to a degree not currently available by any other method.

     The  Company's  Products

Instant On User Interface ("IOUi"). IOUi is a Web-based software technology developed by the Company. Version 1.1 of the technology has been developed to support popular browsers without the use of media players, plug-ins or software attachments of any type, including the following platforms: HTML 3, HTML 4, Perl, JAVA and JAVAScript. Management plans to develop Version 1.2 to support popular browsers in concert with media players, including the following platforms: Flash and SMIL. Version 1.3 is also in development and plans to support XML, among other media enhancements.

The operating methodology allows a Web user to access specialized content in a number of formats from a Web server with little or no delay across multiple networks at most modem speeds (28.8 and above). One of the proprietary applications of the IOUi technology is the CyberSpot.

IOUi technology is a unique combination of existing Web technologies requiring no specialized hardware, browser or player software. Deployment of content utilizing IOUi requires no modification of standard PC, Macintosh or WebTV platforms in order to receive "instant on" content delivery. The technology lives solely on a proprietary CyberSpot server.

     CyberSpots.  CyberSpots  are  Web-based  commercial  spots,  typically  30
     ----------
seconds in duration, although shorter or longer formats may be supported. The commercials may be automatically launched in a number of applications, including when a user clicks on a banner ad, or when a user enters a Web URL containing a link to a CyberSpot server. Additionally, CyberSpot may be launched at any point when a user must wait online, such as during an E-Commerce credit card authorization or while down loading a file.

Commercials in beta testing loaded and commenced autoplay in less than two seconds, with all modem speeds tested (28.8 or better), using popular browsers. The CyberSpot technology empowers the advertiser (at the advertiser's option) to take control of the user's browser for the duration of the commercial, making play of the CyberSpot "uninterruptable". Should advertisers wish to allow users to exit their CyberSpot commercial prior to completed play, the advertiser may elect to enable a user exit button. Utilizing the IOUi technology, the Web-site is downloaded in the background during the playback of a CyberSpot. This has the net effect of allowing full use of the commercial playtime for site content download and / or site navigation. The end result is the virtual elimination of "world wide wait" delays online.

CyberSpot creative treatments for advertisers and/or site operators are produced in a proprietary methodology. The commercials may be displayed in an array of sizes and resolutions ranging up to full screen. Additionally, CyberSpots have the ability to playback many sub-components, which may include certain types of audio tracks including music.

     Delivery  Verification  Technology  ("DVT").  DVT is separate from the IOUi
     -------------------------------------------
technology and the CyberSpot copyrighted commercial methodology. Developed by the Company, DVT provides the first online advertising measurement system that verifies audience reach and spot delivery. Television advertisers rely on Nielsen / Arbitron audience measurement systems that are estimated from electronically gathered survey samples. Print advertisers rely on audited circulation distribution of periodicals without confirmation of specific ad viewership. The CyberSpot DVT rises to the level of certified mail return receipt confirmation. The technology operates via a return verification message that is triggered from the online user's PC, Mac or WebTV once the CyberSpot has been received and fully played.

DVT provides advertisers with reliable, real-time confirmation of audience reach and spot delivery. The CyberSpot DVT allows multiple measurement points at the commencement, completion and key measurement points throughout the CyberSpot commercial. In essence, the CyberSpot DVT allows audience monitoring of spot commercials on a scaleable level of detail.

The CyberSpot DVT relies on completed spot playback, not simply file receipt, to trigger its proprietary return message system, giving advertisers complete audience measurement and spot delivery verification.

     Target  Market  and  Distribution

Specific markets and client groups identified by the Company include advertising agencies, advertising measurement companies, Internet portals, e-commerce companies and consumer product companies with a desire to optimize their Internet presence. The Company plans to market its technologies through licensing agreements with companies that have existing sales and service infrastructure. The Company does not plan to sell online advertising directly to end-users or compete directly with its distribution channels.

     Internet  Advertising

The Company has developed unique CyberSpot sponsorship formats, which provide the least intrusive user experience. Market research studies have demonstrated increased ad retention from program sponsorship spots to be greater than other Internet adverting media. Furthermore, online sponsorship, as a promotional tool, has increasingly grown in recent years. Advantages to online sponsorship include the following: (1) a lower cost alternative for companies primarily seeking branding / awareness; (2) they are fixed, which results in a higher possibility of ad exposure for the advertiser; and (3) they offer the advertiser exclusivity and the right of first refusal for future opportunities.

Traditional advertising agencies are currently in a rapid expansion of their Internet advertising services. In her introductory address as the American Association of Advertising Agencies' (AAAA), incoming Chairman, Shelly Lazarus, called the Internet "the greatest new medium since television." Ms. Lazarus' agency, Ogilvy & Mather Worldwide, spawned its own interactive media arm, Ogilvy Interactive, which, according to Ms. Lazarus in the agencies' Annual Report, grew 600% in 1998. Due to the integration of advertising mediums, Ogilvy Interactive is Ogilvy's single fastest growing division. Other traditional advertising agencies, including Young & Rubicam Inc., Cordiant Communications Group PLC, and Grey Advertising, Inc., have reported significant acquisitions or growth in their Internet advertising divisions. These companies are actively pursuing opportunities to establish and grow their Internet advertising services in order to provide their clients with an "integrated" advertising solution. Internet advertising allows the agency to reach a mass-market while at the same time providing a customizable pitch.

     Web  Boutique  Firms

The traditional advertising agencies are not the only potential customers in this field. Web-boutique firms, such as DoubleClick, 24/7 Media and Flycast Communications, have established themselves as leading providers of Internet advertising technology, and planning and tracking online media campaigns. While these companies currently offer products that might compete with the Company, deficiencies in current online advertising delivery and measurement may render them potential customers of the Company's improved technology.

     Advertising  Measurement  Companies

DVT attempts to track for advertisers the number of times their advertisement is viewed. One of the main reasons advertisers are not spending more money on online advertising is that they have not been able to get an accurate accounting of ads delivered.

Some of the technological challenges facing the market result from the reliance on server-based tracking. When Web users call up a page, they may not wait for all ads and content to load. The user might never have seen an ad fully displayed. A server tracking system would count the above example as a "hit" or "page viewed". In other instances, content never arrives and appears as a "server busy" on-screen message or simply locks up. Online advertisers have constantly been dealing with the issue of ad delivery confirmation. Drop-off rates are as high as 42% between ads that were served but never arrived at the browser, according to a study by OgilvyOne and Thinking Media published in the August-September 1999 issue of The Advertiser, the magazine of the Association of National Advertisers. In addition, the confirmation of display duration is another potentially important measure for online ads just as it is for broadcast.

Another server-based tracking shortcoming is related to caching. Caching is the local storage of recently viewed Web pages for faster access. When the user wants to revisit a Web page, the browser doesn't need to retrieve the full page from the Internet. Internet Service Provider's ("ISP's"), such as AOL, regularly "cache" Web content and later serve the site to multiple users. This process causes the underreporting of the number of times a viewer actually views a Web page or an ad. The server-based technical approach to accurately retrieving such data is not fully developed, leaving opportunities for existing or new companies to introduce improved products.

The Company's DVT is a client-based tracking system. The Company believes it provides a more reliable standard for audience measurement than the current server-based systems. DVT licensees will be able to offer their clients confirmation that Web pages, banner ads and CyberSpots have been fully downloaded and displayed on each unique user's terminal. Furthermore, the DVT measures pages that did not load on the user's desktop, measures those pages that are cached, and tracks user interactivity with loaded Web pages using an active message back technology. These real-time verifications can be incorporated into a company's billing and accounting system, saving the company the costs and time needed to bill its clients.

     Other  DVT  Uses

DVT also has potential commercial applications outside measuring the delivery of advertisements to consumers. For example, DVT can be used to notify email senders that an email has been delivered to the recipient's email address. This is particularly applicable to email delivery outside an organization or email provider. Another potential application for DVT involves fraud detection and prevention. DVT can be used to monitor the loading of software and report back to the developer that the software has been loaded on a particular computer. The developer can then determine whether the software was reloaded on other computers. DVT can also be used to determine if multiple copies of the same licensed software are running at the same time. Finally, DVT may also be used to verify copyright and content usage. For example, DVT can measure how many times a licensed article has been loaded on a licensed site.

     E-Commerce  Companies

According to Forrester Research, Inc., Internet commerce in the trade of hard goods will grow from $43 million in 1998 to $1.3 trillion by 2003, or an annual growth rate of 99%. Currently, computing and electronics companies lead the trade. However, these increases should be realized in all industries from cars to utilities to food and agriculture.

Companies entering Internet commerce face two challenges: (1) the cost of setting up and maintaining the site and (2) building the brand recognition to draw customers to the site. The Company's technology toolkit can aid these companies with their Internet commerce challenges.

Building the brand name must extend beyond the boundaries of the company's Web site. The Company's products enable it to offer a cross-medium marketing strategy that encompasses the customer response and advertising efficiency measurements detailed in the above agency and measurement company descriptions. Furthermore, online companies have unique advantages over other retailers. First, Web users accessing an e-commerce site are typically looking for information or making a purchase. For those looking for information, the CyberSpots offer the best way to inform the consumer about the products using an audio and visual message. These are particularly helpful in customer retention of information, further enhanced by the fact that the customer sought out the information, and is therefore more attentive to the message than the average television viewer would be to a traditional commercial. Another advantage of the online retailer is provided by the download times available while the company performs such tasks as credit card verification. A company can further develop its brand by providing to the customer information about new or related products, or customer service information. The Company's measurement tools enable it to monitor which products or services elicit the most responses. These CyberSpots help the Company to target and broaden its product offerings, increase sales, and promote repeat business through better service.

Part of the expense of setting up and maintaining an Internet commerce site is tied to marketing costs. Aside from the Company's pricing structure that enables it to limit its up-front risk and expense, there are unique revenue opportunities offered by the CyberSpots. One way to recoup the costs of Internet commerce would be to cross-market targeted products. For instance, an airline makes a sale to a customer for two tickets to Aspen, Colorado. While the airline is confirming the customer's credit card and frequent flier program information, a cross-marketed CyberSpot plays to the customer promoting area hotels or ski packages. This offers an e-commerce company the opportunity for increased revenues to offset the cost of initiating Internet commerce. Furthermore, the Company's advertising measurement tool enables it to monitor whether the promotions were fully received, viewed and interacted with by a consumer.

RESEARCH  AND  DEVELOPMENT

The Company has spent $1,200,000 on research and development over the past fiscal year, working on several research and development projects that it believes will revolutionize the Rich Media and Audit/Reporting fields. The Company's research and development team has made improvements and advances that will be integrated into future releases of both CyberSpot and DVT. The Company believes that these improvements further the overall goals of higher quality and smaller file size that the Company has achieved with the release of CyberSpot and DVT 2.0.

SALES  AND  MARKETING

The Company had limited activity prior to entering into the Share Exchange Agreement with Web Partners, Inc. in March of this year. The sales and marketing strategies discussed here relate to Forefront Technologies, Inc.
(formerly  Web  Partners,  Inc.)  a  wholly  owned subsidiary of Forefront, Inc.

CyberSpot was the first technology ready to be marketed. Initially, in the fall of 1999, the marketing focus was on portals and advertising agencies. Although there was considerable interest in the CyberSpot technology, reticence was recognized and it became apparent that to effectively market CyberSpot, evidence of audience response would have to be documented. The Company developed Pilot Agreements with several companies to beta test CyberSpot and prove the effectiveness of the product. Beta Testing evidence showed CyberSpot broke records in Internet advertising click through rates. Product exposure through print advertising, and trade shows as well as networking for domestic and international business relationships has resulted in the expansion of the marketing focus to include wireless and email opportunities. The Company expanded the sales and marketing efforts to include a second product, Delivery Verification Technology (DVT). Considerable time and energy has been invested in developing a sales and marketing strategy to move the company beyond the development stage to the deployment stage.

BUSINESS  DEVELOPMENT  STRATEGY

The Company believes that favorable product reviews and word-of-mouth among creative, sales, marketing, and Internet professionals are critical in creating greater awareness and commercial acceptance of its products. The Company promotes its products principally through ongoing contacts with industry press, analysts, and participation in trade shows. These efforts typically include close contact with art and graphics professionals to generate increased awareness and to obtain feedback on the features and functionality of its products. In addition, the Company seeks to generate awareness of its products through selective advertising in industry publications.

The Company will continue to develop business relationships overseas: including Japan, South Africa, and Europe. The Company believes that the creation of a reseller program will allow for the expansion of CyberSpot distribution while keeping sales, general and administrative cost low, and be a compliment to the direct sales effort. In addition, the Company will use aggressive public relations and publicity campaigns to expand awareness of Forefront, CyberSpot and to compliment the expanded advertising effort. As the Company develops contracts and business relationships with e-commerce companies, B2B, and B2C, the Company will continue to refine sales and marketing models as needed to meet client needs.

POTENTIAL  REVENUE-DRIVERS

The Company intends to generate revenue from licensing fees, creative / production fees and a technology license-based on a cost-per-play model or cost-per-action model. The Company plans to produce and distribute CyberSpot production software that will enable global production of CyberSpots by advertisers, agencies and web development firms. The Company intends to license its family of technologies within the U.S., Asia and Europe.

The  Company's revenue model currently focuses on four distinct revenue-drivers:
(1) the development of CyberSpot ads, (2) the delivery of CyberSpot ads, (3) CyberSpot enterprise licensing and (4) DVT licensing. The following sections provide more specific information on each revenue-driver.

     Ad  Development  Fees  /  Creative Services.  Clients are charged an hourly
     -------------------------------------------
rate plus materials to build CyberSpot ads. This is standard practice in the advertising industry. The estimated cost to an advertiser for the development of a CyberSpot ad ranges from $4000 to 30,000. With the development of the Company's proprietary CyberSpot production software, advertising agencies and development firms may bring production in-house.

     CyberSpot  Delivery.  In  addition  to the development fee, advertisers are
     -------------------
responsible for a per-play license fee, or a cost-per-action license fee. The per-play fee is volume sensitive.

     CyberSpot  Licensing.  One  of  the Company's strategies involves licensing
     --------------------
its technology toolkit to e-commerce groups, ad agencies, web developers, portals, etc. These groups can use the technology to develop customized CyberSpots regarding their sites, products and organizations. For example, an automobile manufacturer can create a CyberSpot that allows a Web surfer to instantly download and start playing video-like images, audio and text information on a particular car. The CyberSpot can also be made interactive, thus allowing the surfer to change colors, interiors and other options. The Company intends to distribute this product without charge primarily through the Internet and to license each user. The Company also intends to charge the licensee on a per play model. CyberSpots produced by licensees will be hosted by the Company or its strategic ad delivery partner. The Company also intends to provide product training and technical support to licensees. The Company does not currently plan to sell the toolkit through retail channels.

     DVT  Industry  Licensing.  DVT  has  begun  to  develop  into a stand-alone
     ------------------------
product. The Company has received requests for information from several audience measurement companies, including Nielsen Media Research, Arbitron and Media Metrix. However, it is too early in the process to ascertain the eventual outcome of these discussions. In order to provide the complete solution that the advertisers need, the Company intends to license the DVT technology to one or two major measurement companies such as Nielsen Media Research, Arbitron or Media Metrix. Combining DVT with these type organizations and their extensive measurement backgrounds and infrastructure could position DVT as the standard for online advertising measurement.

The Company anticipates that the DVT license agreements will include a technology transfer fee plus an ongoing royalty. The royalty will be based on either a per measurement occurrence or a percentage of applicable revenues. The Company's projections currently do not include any revenue from potential DVT Licensing.

COMPETITION

The Company's competition in the online advertising industry comes from three primary groups: (1) rich media companies, (2) advertisement delivery / sales companies and (3) advertisement measurement companies. This is a young industry with a majority of its players being formed within the last two to three years. The growth of this industry has created opportunities for media and technology companies. Some of these companies are developing and testing a number of new banner advertising technologies, which are designed to make the traditional banner ad more flexible, advanced and effective. Generally referred to as "rich media," these ads incorporate an expanding array of animations, audio, pull down menus, pop-up boxes and interactivity. While some companies are developing this new banner technology, other companies are focusing on ad outsourcing and placement services and still others are creating new technologies to better track Internet advertisements.

     Rich  Media

The advertisement industry defines rich media as messages that contain more sophisticated programming than the "plain-vanilla" banner ads. The most popular form of rich media is Java applets, which can be read by browsers that are used by more than 90% of the Web users. Less than 0.5% of Web users surveyed said that they clicked on banner ads, while rich media banners with sound, 3-D graphics and interactive capabilities have experienced up to 15% click-through rates, according to a recent IAB survey.

The greatest problems experienced with rich media advertisements are that they are slow and unreliable, which keeps many Web sites from running rich media advertisements. Some top sites still will not accept rich media, and at least half of the top sites still refuse to accept rich media ads from third-party ad servers such as DoubleClick, 24/7 Media and CMGI's AdSmart. ZDNet and EarthWeb's Developer sites insist on serving their own rich media ads, and CNet refuses to take any Java ads at all, according to Valandra.

Yahoo! is another site that has been reluctant in accepting rich media ads, including those with Shockwave technology. The portal does accept ads with HTML, JAVAScript and JPEG images, and puts Flash, Enliven and Intervu ads on selected areas of its site.

Audience research that has found that most of the area's visitors have the capabilities to experience the ads. However, rich media technologies offer more capability than what the existing networks can handle, says Jim Nail, an analyst at Forrester Research. Rich media companies will have to find solutions to deal with the limitations of existing networks for the next several years. In fact, the new broadband technology will only reach about a quarter of the Internet population by 2004.

Meanwhile, many advertising companies are working to improve rich media solutions so that even Web surfers with a 28.8-Kbps modem connection can download the ads fast and reliably. Below are some of the Company's competitors who are making efforts to do just that:

     Unicast's  Superstitial(TM)  -  is an advertisement that downloads the rich
     -----------------------
media content onto a viewer's hard-drive cache while a Web page is being viewed. When the viewer clicks on one of the internal links on the site, a rich media ad (e.g., a movie preview) will pop up and read its content from the cache. Once the ad has finished playing, the content is flushed out of the cache. This player-based technology requires substantial download time and is in its second year of beta testing. Superstitial(TM) has been tested by a number of portals and, due to the lengthy download time, is not automatically playable, but is available only when a user "requests" a commercial. (www.unicast.com)
                                                             ---------------

     iWeb's iNotes(TM) - has patent-pending technology enabling ISP's to deliver
     -------------
rich media advertisements, e-commerce announcements and customer service messages directly to subscribers' screens whenever and wherever they are online, irrespective of the Web site they are visiting. The technology does not require the download or installation of application software. Since iNotes(TM) messages do not depend on the Web page being viewed, ISP's and advertisers can directly target their audiences based on demographics and geography. (www.iweb.com)
                                                                   ------------

     Enliven(R)  -  is  a  rich  media advertisement that utilizes Macromedia(R)
     -------
Director(R) to provide multimedia and interactivity capabilities including animation, sound and video, all within the host site. Enliven(R) uses streaming media, which downloads the beginning of the file, starts playback and then streams the remainder of the file in the background while the file continues to play. (www.enliven.com)
        ---------------

     Advertisement  Delivery  /  Sales

Advertisement delivery / sales companies manage their customer's online advertising and marketing efforts from start to finish. These companies maintain a sales force, deliver targeted advertising to their client's site, control an advertiser's reach and frequency, deliver reports of advertiser performance, and manage invoicing and payment. By alleviating these efforts, companies can focus on developing and maintaining their sites and other aspects of their business. A majority of smaller companies do not have the resources available to perform an effective sales operation, therefore advertisement delivery / sales companies have the ability to increase their customer's site revenues and profits through broadening the ability to reach potential advertisers. Below are brief descriptions of some of the companies who perform these services:

     DoubleClick,  Inc.  -  provides  comprehensive  Internet  advertising  for
     -----------------
marketers and Web publishers by selling advertising space on approximately 1,300 Web sites and delivers those ads using its Dynamic Advertising Reporting and Targeting ("DART") patented technology. DoubleClick's DART tracks and reports audience behavior to predict which ads will get the most response and makes sure potential buyers see ads they're likely to find appealing. The technology also provides detailed reports of Web traffic and ad effectiveness for both advertisers and Web publishers. By combining technology and media expertise, DoubleClick centralizes planning, execution, control, tracking and reporting for online media campaigns. (www.doubleclick.com)
                           ---------------------

     24/7  Media,  Inc.  -  is  an Internet advertiser and marketer who provides
     -----------------
online ad outsourcing services to Web site operators and online ad placement services to advertisers. More than 300 Web sites, which form the 24/7 Network, contract exclusively with 24/7 Media to outsource their online advertising functions. The company also provides online ad outsourcing to ContentZone, a group of more than 2,500 small to medium-sized Web sites. Furthermore, advertisers and ad agencies contract 24/7 Media to create online ad programs, which are carried by members of its 24/7 Network and ContentZone. The company offers banner ads, direct email, sponsorships, promotions and e-commerce services. (www.247media.com)
            ----------------

     Advertising  Measurement  Companies

The majority of the companies currently offering Internet advertising verification use server-based tracking systems. However, new technologies are being developed which now allow advertisers to better track the results of Internet advertising. Specifically, Thinking Media now offers a client-based system that could directly compete with the Company's DVT. Below are brief descriptions of some of the companies who have developed tracking technology:

     Thinking  Media's  ActiveTrack(SM)  -  uses  a  patented  technique  called
     ------------------------------
"Client-Side Tracking." This real-time tracking and reporting system confirms the delivery of the ad to the browser (not the server), the duration of the ad's display, and other key measurements. ActiveTrack(SM) uses an executable file, or program, which loads into the browser along with the ad and vanishes when the viewer leaves the page on which the ad appears. ABC Interactive confirmed that the ActiveTrack(SM) technology works and that the data delivered and measured by Thinking Media is auditable. (www.thethinkingmedia.com)
                                  ------------------------

     Nielsen / NetRatings - audience measurement and analysis service is jointly
     --------------------
offered by Nielsen Media Research and NetRatings, Inc. Nielsen // NetRatings' audience tracking technology provides the ability to automatically measure ad banner viewing and clicking (BannerTrack), e-commerce activity (CommerceTrack), cached page views (CacheTrack), page loading times, and user demographics. (www.nielsen-netratings.com)
 --------------------------

     The  Company's  Competitive  Advantage

The most frequently used form of online advertising is the inch high banner ad. Banner ads can be either static or animated and, when clicked, take the user to another Web site. While banner ads are the most ubiquitous form of advertising, they are also the least likely to elicit a response with "click-through" rates averaging less than 0.5%. Banner content is limited to its inch high container, while CyberSpots are full screen dynamic, multimedia Web commercials that load and play in less than two seconds.

Other forms of online advertising currently used include rich media superstitials, interstitials and expanding banners and sponsorship. Rich media ads account for less than 5% of all online advertisements and are generally considered slow to download and unreliable. Furthermore, certain top sites will not accept rich media ads or will place them on a special page. CyberSpot incorporates all of the advantages of the rich media form including video-like images, audio and interactivity and none of the disadvantages. Since CyberSpots load and commence play in less than two seconds, there is no "world wide wait" for the ad to be played. Furthermore, the small "foot print" of CyberSpot, in terms of file size, allows for greater speed and reliability without degrading the content providers Web page load time. The Company has also developed unique CyberSpot sponsorship formats that will provide the least intrusive user experience.

INTELLECTUAL  PROPERTY  RIGHTS

The Company has filed for U.S. patent protection for a family of technologies that include its IOUi, CyberSpots, and DVT technologies. The Company relies on a combination of copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect its proprietary rights. Much of the Company's proprietary information may not be secured by means of patent, copyright, domain registration, or trade or service mark.

The Company's ability to enforce its rights will be critical to its success once it has established an identity and reputation with advertisers and Internet users.

To date, the Company has not received notification that its services or products infringe the proprietary rights of third parties. Third parties, however, could make such claims of infringement in the future. The Company cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent services will not be marketed in competition with its services, thereby substantially reducing the value of its proprietary rights. Furthermore, there can be no assurance that any confidentiality agreements between the Company and its employees or any license agreements with its customers will provide meaningful protection for its proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

EMPLOYEES

As of June 30, 2000, the Company had thirty-one employees and four independent contractors. Of these employees, one was classified as an executive officer. None of the employees are subject to a collective bargaining agreement. Subsequent to the fiscal year end, June 30, 2000, the Company has broadened its marketing strategy from direct selling to include resellers. This change in strategy, as well as cash flow issues, resulted in a reduction in support personnel. Additionally, due to funding issues, several technical personnel have voluntarily resigned. Until funding is secured, the Company will operate with a skeleton staff of ten full-time employees. When funding is secured, the Company will rehire the technical staff and two additional support personnel.

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

The Company leases its corporate headquarters located at 540 N. Tamiami Trail, Sarasota, Florida, 34236. Telephone number (941) 954-1144. The lease commenced on November 15, 1999, and was scheduled to expire on November 14, 2000, however, funding constraints resulted in non-payment of the lease, and the lease was terminated effective July 28, 2000. The Company currently leases approximately 6,700 square feet at an average monthly rent of approximately $11,000 on a month-to-month basis. The Company is currently involved in an eviction proceeding, which is discussed more thoroughly in Item 3 below. The Company believes that these facilities will not be suitable for the operation of its business for the near future and is exploring new options. The location could be replaced without significant disruption to business operations. Due to funding issues, the facilities are not insured against perils commonly covered by business insurance policies.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

The Company is not presently a party to any material pending legal or administrative proceedings, and its property is not subject to any such proceedings, except as described below, and as may be incurred in the ordinary course of business.

The Company is involved in an eviction proceeding brought by its landlord (540 North Trail Corporation) for non-payment of rents due under the lease with Forefront Technologies, Inc. (formerly Web Partners, Inc.). The Eviction Summons was served on October 11, 2000. A stipulation was filed on October 19, 2000, and the Company has received an extension from the landlord on the writ of possession. As of this filing approximately $63,000 is past due and represents six months of rent.

An investor who provided $500,000 in bridge loans to the Company has delivered a notice of default and demand for payment of the bridge loans. According to their terms, the bridge loans were due in March 2000. Although the Company may have counterclaims against the investor, any litigation would be costly and distract the Company's management from its primary task of running the business.

An investor who bought shares in the stock market has verbally alleged that one of the Company's founders misrepresented the Company's prospects to induce him to purchase the Company's common stock. If the investor follows through on a verbal threat to initiate a lawsuit, the Company would be forced to defend the litigation, which would be costly and distract the Company's management from its primary task of running the business.

An investor who bought shares in the stock market has threatened to bring a lawsuit against the Company if the Company moves from the OTC Bulletin Board to the Pink Sheets. If the investor follows through on a verbal threat to initiate a lawsuit, the Company would be forced to defend the litigation, which would be costly and distract the Company's management from its primary task of running the business.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

The Company called a special meeting of shareholders for June 5, 2000. The shareholders were requested to approve the amended and restated articles of incorporation, which included the following changes to the existing articles of incorporation:

1.  Changed  the  Company's  name  from  Anyox Resources Inc. to Forefront, Inc;
2.  Created  blank-check  preferred  stock;
3.  Created  staggered  terms  for  directors  of  the  Company;
4. Limited removal of directors to the annual meeting of shareholders or Board action; and
5.  Limited  the  authority to call a special meeting to the Board of Directors.

The shareholders also were requested to ratify the Board of Directors' selection of Christopher, Smith, Leonard, Bristow, Stanell & Wells, P.A., as independent auditors of the Company for the fiscal year ended June 30, 2000.

The above actions were taken on May 25, 2000 by written consent of shareholders after notice was given to the shareholders through a proxy statement filed with the Securities and Exchange Commission on April 25, 2000. The actions were consented to by 10,500,000 out of 20,028,500 shares.


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
-------------------------------------------------------------------------

The Company's common stock initially began trading on the Over-the-Counter Bulletin Board (OTC-BB) under the symbol "ANYX" on February 24, 2000. The Company's name change from Anyox Resources to Forefront, Inc. was effective May 30, 2000, and the Company's common stock began trading under its new symbol "FFNT" on June 6, 2000. The first table sets forth the range of the high and low bid prices for the first quarter, covering the period of February 24, 2000 through March 31, 2000, as quoted by the Nasdaq Trading and Market Services. The second table sets forth the range of high and low sales prices of the Company's common stock, as quoted by FinancialWeb.com for the second quarter, covering the period of April 1, 2000 to June 30, 2000. All figures included in the table have been divided by five to reflect the five for one forward stock split, which occurred on October 27, 2000.


                                     High         Low
                                  ---------------------
          2/24/00  -  3/31/00     $  3.4625      $1.25



                                     High         Low
                                  ---------------------
          4/1/00  -  6/30/00      $  2.850       $0.45


On June 30, 2000, the Company's common stock was held by approximately eighty four shareholders of record and for an indeterminate number of investors through nominee or street name accounts with brokers.

The Company has not paid dividends in prior years and has no plans to pay dividends in the near future. Any payment of dividends would depend upon the Company's pattern of growth, profitability, financial condition, and such other factors as the Board of Directors may deem relevant.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

In March 2000, the Company concluded a private placement offering of its Common Stock. On completion of the offering, a total of 2,250,000 shares of its Common Stock were issued at $0.85 per share for total proceeds of $1,912,500.00. The Company believes the offer and sale of the Common Stock were exempt from registration under Rule 506 or Regulation D and / or Regulation S of the Securities Act of 1933, as amended (the "Act"). All of the investors were accredited investors who reside outside of the United States.

In March 2000, the Company entered into a Share Exchange Agreement with Web Partners, Inc. ("WPI") and two of its primary shareholders, (Messrs, Gray and Wade). The Agreement provided for the Company to acquire WPI. Under the Agreement, Messrs. Gray and Wade each exchanged 1,000,000 shares of their WPI stock for 2,000,000 shares of restricted common stock of the Company (4,000,000 total shares). The transaction was exempt from registration under Rule 506 of Regulation D of the Act.

In May 2000, as part of the Share Exchange Agreement and Agreement and Plan of Merger between the Company and WPI, the Company exchanged its Common Stock for the remaining Common Stock of WPI. Each share of WPI was exchanged for two shares of the Company. The Company issued a total of 6,947,254 shares of common stock to former shareholders of WPI (including Messrs. Gray and Wade). The offer and issuance was exempt from registration under Rule 506 of Regulation D of the Act.


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
-------------------------------------------------

This Form 10-KSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions identify forward-looking statements that involve risks and uncertainties. You should not place undue reliance on forward looking statements in this Form 10-KSB because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-KSB. Actual results could differ materially from the results discussed in the forward-looking statements.

PLAN  OF  OPERATION  -BACKGROUND

Forefront, Inc. (the "Company"), was formerly named Anyox Resources, Inc. ("Anyox"). Anyox, a Nevada corporation, was formed in 1998 and operated as an early development stage company until March, 2000 when it acquired 57% of Web Partners, Inc. ("WPI"), a Florida corporation. The remaining 43% minority interest was subsequently acquired in May 2000. At that time, WPI was merged into a subsidiary of Anyox; Forefront Technologies, Inc. ("Forefront Tech") which took on the assets, liabilities and business of WPI. Anyox changed its name to Forefront, Inc. At that time, Forefront Tech (formerly WPI) was an early development stage company, which was formed in September 1998 and began operations in August 1999. Forefront Tech's core business is focused on the research and development of new web-based technologies. Forefront Tech also provides creative production services in connection with developing online 30-second commercial spot advertisements. Neither business unit has had any revenue to date. Forefront Tech had accumulated approximately $4,517,839 in deficits through June 30, 2000. Due to minority interest accounting, the Company reported only $2,014,224 of this accumulated deficit at June 30, 2000.

The nature of these deficits is discussed in the results of operations section below. Forefront Tech's technology toolkit is designed to deliver a complete online advertising platform. The toolkit is comprised of a 30-second on-line commercial spot system, called a CyberSpot, and an audience measurement and commercial delivery verification system, called Delivery Verification Technology ("DVT"). CyberSpots are Web-based interactive multi-media commercial spots.

Forefront Tech intends to generate revenue from licensing fees, creative / production fees and a technology license based on a cost-per-play model. Forefront Tech plans to produce and distribute CyberSpot production software that will enable global production of CyberSpots by advertisers, agencies and web development firms. Forefront Tech plans to license its family of technologies within the U.S., Asia and Europe.

Forefront Tech's revenue model currently focuses on four distinct revenue drivers: (1) the development of CyberSpot ads; (2) the delivery of CyberSpot ads; (3) CyberSpot enterprise licensing; and (4) DVT licensing. Each revenue driver has associated variable expenses. Ad production variable costs are comprised entirely of human resources. A certain number of personnel are needed to produce and test each ad. DVT variable costs are also comprised entirely of human resources. The DVT team will be responsible for marketing the DVT technology and identifying additional applications for the technology. The CyberSpot per play variable cost is comprised of the fee charged by the ad delivery strategic partner. Development of the toolkit is the largest expense item included in the operating expenses. Executive and operational team salaries and benefits, CyberSpot licensee technical support, legal fees and advertising also account for a significant portion of the operating expenses.

RESULTS  OF  OPERATIONS:

REVENUE

The Company was involved in the exploration and development of mineral properties. Since inception, the property has generated no revenue and the property was never developed because of the lack of financing. The Company's future revenue stream is based on its 100% owned subsidiary Forefront Tech. Through June 30, 2000, Forefront Tech has recognized no revenue but has contracts, orders, and letters of intent from customers. In addition, Forefront Tech is presently producing commercial spot advertisements that may generate future revenue. Revenue recognition in the final quarter of calendar year 2000 and beyond will depend upon the status of the projects at that time and the applicable revenue recognition accounting standards.

EXPENSES

For the year ended June 30, 2000, the Company expended approximately $4,500,000 compared to spending of $20,000 for the period July 13, 1998 (inception) through June 30, 1999. During both periods the expenses were administrative in nature. On an ongoing basis, the Company expects to incur expenses typical to an OTC Bulletin Board entity, including accounting fees, legal fees, filing fees and transfer agent fees. The Company has no full time employees and is managed on a day to day basis with staff from Forefront Tech, with Forefront Tech absorbing all personnel and indirect costs.

The $4,500,000 amount has been reduced by the minority interest for Forefront Tech (formerly WPI) shareholders other than the Company, of $2,500,000. Although WPI was organized in 1998, it did not start meaningful operations until July 1999. Since that time, some of the major spending areas have been advertising expenses of $162,000 and other selling, general, and administrative expenses of $2,500,000, research and development cost approximated $1,200,000 and depreciation and amortization $624,000.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company and Forefront Tech (formerly WPI) individually financed their operations to date with a series of Regulation D offerings of their respective shares of capital stock, generally for cash. The combined operations had net working capital deficit of $1,770,000 at June 30, 2000. The current liabilities of $1,851,000 at June 30, 2000, include $500,000 of bridge financing from a shareholder group, $106,000 of bridge financing from two company founders, and accounts payable of $826,733. One portion of the accounts payable, $318,243 at June 30, 2000, is payable to a Forefront Tech consulting firm founded by a director of the Company. This consulting has been in the areas typical to a development stage company and has included assistance with business plan development, pricing models, and intellectual property. These services were contracted for in the ordinary course of business, prior to the director being appointed to the Company's board of directors, and management believes the pricing and terms were as favorable as that which could have been obtained from an independent third party.

The Company's estimated monthly cash requirements approximate $275,000. This amount may decrease as revenue is generated. However, like most other development stage companies, Forefront Tech and the Company may not generate cash from operations for a number of quarters, if at all. The Company experienced severe cash flow deficiencies starting in June 2000 and effectively ran out of money during the summer.

As discussed in more detail under "Risk Factors", the Company is in immediate need of capital due to significant cash flow deficiency and may not continue as a going concern. The Company has no cash to run its operations. It has built up an additional estimated $750,000 of past due payroll and vendor liabilities since June 30, 2000. As discussed in the "Properties" section, the company is under an eviction notice for its corporate headquarters. If the Company is evicted, it expects to relocate with minimal impact to operations, providing there is cash available to fund the relocation. In short, the Company requires an immediate cash infusion or may have to suspend operations, with one alternative being to seek protection under the appropriate Federal Bankruptcy procedures. Please read the Risk Factors below.

In recognition of this issue, the Company is continually searching for sources of additional financing and pursuing venture capital investors. Although the competition for funding is strong, the Company believes it has unique, protectable technology. It also believes its public status will be appealing for potential venture capital investors to execute their respective exit strategies. Should the Company be unable to continue as a going concern, the assets and liabilities listed in the accompanying financial statements would require restatement on a liquidation basis which would differ materially from the values as a going concern.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The Company does not believe that the adoption of SAB 101 will have a material affect on the Company's financial results.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000.

In March 2000, EITF 00-2 "Accounting for Web Site Development Costs" was released. EITF 00-2 provides guidance on how an entity should account for costs involved in such areas as planning, developing software to operate the web site, graphics, content, and operating expenses. EITF 00-2 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000.

STATUS  OF  OPERATIONS

The Company has signed four reseller agreements to distribute CyberSpots to clients. The CyberSpots will create revenue for the Company in three ways: 1) CyberSpot creative fees; 2) Charges per clicks or number of times CyberSpot plays; and 3) Charges for customer responses or cost per action model.

RISK  FACTORS

Shareholders and prospective purchasers of the Company's Common Stock should carefully consider the following risk factors in addition to the other information appearing in this Annual Report on Form 10-KSB.

     IF THE COMPANY ELECTS TO DECLARE BANKRUPTCY OR IS FORCED INTO BANKRUPTCY, SHAREHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT.

Because Forefront has no cash to run its operations and has significant outstanding obligations, it may elect to declare bankruptcy or be forced into bankruptcy. If the Company goes into Chapter 11, existing shareholder investments may be diluted substantially or be completely lost through satisfaction of creditor claims. If a Chapter 11 reorganization is not successful, the Company may be forced into Chapter 7, in which case shareholders may lose their investment completely.

Industry  Risks

     THE COMPANY'S ABILITY TO GENERATE REVENUE DEPENDS UPON THE USE OF THE INTERNET AND THE COMPANY'S ABILITY TO PROVIDE A USEFUL PRODUCT.

The Internet promotes and is a product of rapidly changing technology. New technologies, standards and customer demands may make the technology currently relied on for Internet advertising obsolete. Changes in technology and protocols may require additional expenditures to adapt products to the new marketplace. Software that filters the information and graphics presented to Web users may be further developed, requiring additional product updates and advancements. Furthermore, Internet companies depend on the reliability of the Internet infrastructure. Significant breakdowns in the Internet infrastructure might lower confidence in the medium and adversely affect the industry.

There are other technological risks to consider as well. Concerns over the fallibility of information technology resources are an ever-present reality. As CyberSpots and DVT become more widely used, there is always the issue of maintaining the servers to handle projected advertising volume. Finally, as Internet user tracking becomes more developed, concerns over security may cause regulators to place certain restrictions on this technology. Until, and if, the Company is granted patent protection for its technology there will continue to be the risk that a competitor could reverse engineer its technology.

The Internet may not be able to support the demands placed on it by continued growth. Forefront is highly dependent on the Internet to provide its products and services to the marketplace. Clients who employ the Internet for advertising could experience service degradation or latency because of overworked search engines which could slow the distribution of the CyberSpot over the Internet and interfere with a user's access. In this case, the tendency of a dissatisfied customer might be to blame the advertiser rather than the ISP.

     GOVERNMENT REGULATION OF THE INTERNET MAY NEGATIVELY IMPACT FOREFRONT'S ABILITY TO PROVIDE THE MARKETPLACE WITH ITS PRODUCTS AND SERVICES.

The laws and regulations applicable to the Internet will directly impact Forefront because its products and services are heavily dependent on use of the Internet as a means of advertising. These laws and regulations are still evolving and unclear and have the potential of damaging Forefront's business. No specific laws are pending that will have a negative impact on the Internet. However, any laws pertaining to the Internet, if enacted, could potentially have a negative impact on the marketplace for Forefront's products and services due to either an impact on the Internet audience or an impact on the clients who use Forefront's products and services to convey their video images through the Internet to an audience.

Company  Risks

     THE COMPANY IS IN IMMEDIATE NEED OF CAPITAL DUE TO A SIGNIFICANT CASH FLOW DEFICIENCY AND MAY NOT CONTINUE AS A GOING CONCERN.

Forefront has no cash to run its operations. Forefront will need further funding in order to continue as a going concern. If it fails to secure further funding, Forefront will cease to do business and shareholder investments may be completely lost.

     THE COMPANY HAS RECEIVED A NOTICE OF DEFAULT THAT COULD SUBJECT IT TO COSTLY LITIGATION AND FORCE THE SALE OF ITS BUSINESS.

An investor who provided $500,000 in bridge loans to the Company has delivered a notice of default and demand for payment of the bridge loans. According to their terms, the bridge loans were due in March and April 2000. If the investor initiates a lawsuit and prevails, the Company would be forced to sell its principal assets to pay off its liabilities. In such a case, holders of the Company's Common Stock might lose their entire investment. (See Legal Proceedings)

     THE COMPANY HAS RECEIVED A VERBAL THREAT OF SECURITIES LITIGATION THAT COULD SUBJECT IT TO COSTLY LITIGATION AND FORCE THE SALE OF ITS BUSINESS.

An investor who bought shares in the stock market has verbally alleged that one of the Company's founders misrepresented the Company's prospects to induce him to purchase its stock. If the investor follows through on a verbal threat to initiate a lawsuit and he prevails, the Company would be forced to sell its principal assets to pay off its liabilities. In such a case, holders of the Company's Common Stock might lose their entire investment.

     THE COMPANY IS CONTROLLED BY WYLY WADE AND MARK GRAY THROUGH THEIR CLASS A PREFERRED STOCK, SO IT IS UNLIKELY THAT INVESTORS WILL REALIZE A CONTROL PREMIUM FOR THEIR SHARES IN THE EVENT OF A PROPOSED TAKEOVER.

Because of the control Wyly Wade and Mark Gray hold through their Class A Preferred Stock, an outside investor would not be able to take over control of the Company by means of a tender offer. As a result, Wyly Wade and Mark Gray will be in a position to demand for themselves any control premium a potential purchaser might otherwise pay to the shareholders generally by means of a tender offer.

     THE COMPANY IS A DEVELOPMENT STAGE COMPANY AND, AS SUCH, HAS A LIMITED OPERATING HISTORY AND MAY NOT BE ABLE TO GENERATE ENOUGH REVENUE TO SUSTAIN ITS BUSINESS OPERATIONS.

The Company is young and in its development stage. The likelihood of success of the Company must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the startup and growth of a business and the environment in which the company operates. The Company may cease operations and your investment may be completely lost.

Because the Company has yet to achieve its intended level of business operations, it is uncertain whether it will be successful in overcoming the substantial risks of operating the business. The Company has had only minimal net revenues to date, and there can be no assurance of adequate net revenues in the future. The Company may never become profitable, and if it does achieve profitability, it cannot be certain that it will remain profitable nor that profits will increase in the future. The auditors of the Company have expressed doubt about the ability of the Company to continue as a going concern. Should the Company fail to become profitable or secure financing, it may cease operations and your investment may be completely lost.

     THE  COMPANY FACES INTENSE COMPETITION FROM A MULTITUDE OF COMPETITORS.

The Company is in direct competition with established companies in the same market. The primary competitors are other Internet advertising technology companies and other advertising mediums. Additionally, other companies not presently in competition with the business of the Company may enter the market targeted by the Company. The Company can anticipate competition in its efforts to establish itself in targeted markets and to expand into new markets. There can be no assurance that the Company will be able to compete successfully with existing or new competitors, some of which may possess more financial resources and name recognition than the surviving entity.

     THE COMPANY MAY NOT BE ABLE TO MAINTAIN A COMPETITIVE POSITION DUE TO THE PACE AT WHICH THE MARKETPLACE IS CHANGING.

The demand for the Company's products and services may rapidly decline if the marketplace for its products and services changes. The Company's success is dependent on its ability to adjust to change and meet new demands. Since the marketplace for the Company's products is relatively new, it may not be able to predict the changes that will occur and may not be able to modify or update its products and services in time to prevent a decline in its share of the market. The marketplace for web-based advertising may become saturated or alternative methods of advertising may make the Company's technology obsolete. Predicting the level of demand for the Company's services is difficult and dependent upon its ability to adjust to change and meet new demands.

     THE COMPANY DEPENDS UPON A SMALL NUMBER OF KEY PERSONS TO IMPLEMENT ITS BUSINESS PLAN, WHICH EMPLOYEES THE COMPANY MAY BE UNABLE TO RETAIN.

The Company depends on a relatively small number of key employees to implement its business plan, the loss of any of whom may affect its ability to provide the required quality of service and technical support necessary to achieve and maintain a competitive market position. There is no assurance that these individuals will continue to manage the Company's affairs in the future. The Company may not generate sufficient revenue to adequately compensate its highly skilled employees and thereby may not be able to maintain its competitive position.

     THE  COMPANY  DOES  NOT  HAVE  PRODUCT  LIABILITY  INSURANCE.

The Company has not acquired liability insurance with respect to provision of its products and services. Without insurance to cover damages resulting from liability claims stemming from its products or services, the Company must shoulder any award of damages against it which could significantly affect its business operations if the award is substantial.

     THE  COMPANY  REQUIRES  ADDITIONAL  CAPITAL  TO  SUSTAIN  ITS  OPERATIONS.

The Company needs more capital than it has available to it or can expect to generate through sales of its products and services. The Company must continually expand and upgrade its infrastructure and systems to ensure high levels of service.

Investment  Risks

     SPECIAL VOTING POWERS OF CLASS A PREFERRED STOCK OF THE COMPANY HELD BY WYLY WADE AND MARK GRAY DILUTES THE VOTING POWER OF OTHER STOCKHOLDERS OF THE COMPANY.

The Class A Preferred Stock issued to Wyly Wade and Mark Gray has special voting powers that dilute the voting power of other stockholders of the Company. They are able to determine the outcome of any vote in respect of all key decisions affecting the Company, and they could exercise poor business judgment or put their interests ahead of those of the shareholders generally.

     THE COMPANY MAY ISSUE MORE OF ITS COMMON STOCK WHICH COULD HAVE THE EFFECT OF FURTHER DILUTING THE PERCENTAGE INTEREST OF CURRENT SHAREHOLDERS.

A substantial portion of the 840,000,000 authorized shares of Forefront are unissued. The Board of Directors of the Company, subject to the consent of Wyly Wade and Mark Gray, has the power to issue shares without stockholder approval. The Company fully intends to issue additional common shares or preferred shares if necessary in order to acquire products, properties, businesses or for any other corporate purposes. Any additional issuances of shares by the Company from its authorized but unissued shares would have the effect of further diluting the percentage interest of existing shareholders.

     WYLY  WADE  AND  MARK  GRAY CONTROL THE ISSUANCE OF PREFERRED STOCK THEREBY
     PREVENTING  A  CHANGE  IN  CONTROL  OF  THE  COMPANY.

Preferred shares may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of Forefront may determine by resolution. The Board of Directors of Forefront has issued Class A Preferred Stock with dilutive or voting preferences to delay, defer or prevent a change in control of the Surviving Corporation. In addition, the concentration of control over Forefront's voting power and common shares in Wyly Wade and Mark Gray could prevent any change in control of Forefront not acceptable to Wyly Wade and Mark Gray. The Board of Directors may not authorize the issuance of additional Preferred Stock without the consent of Wyly Wade and Mark Gray. As a result of these provisions, Wyly Wade and Mark Gray will control whether any change in control occurs, and in any contested change in control, they may exercise poor business judgment or put their interests ahead of those of the shareholders generally.

     THE COMPANY DOES NOT HAVE PREEMPTIVE OR CUMULATIVE RIGHTS IN CONNECTION WITH ITS COMMON STOCK.

There are no preemptive rights in connection with the Company's common shares. Cumulative voting in the election of directors is not permitted. In addition, the Class A Preferred Stock has special voting powers in any election of directors or proposal to remove a director. As a result, investors in the Company's Common Stock will effectively have no influence over the management of the Company.

     THE COMPANY DOES NOT ANTICIPATE PAYING DIVIDENDS TO COMMON SHAREHOLDERS IN THE FORESEEABLE FUTURE WHICH MAKES INVESTMENT IN THE COMPANY SPECULATIVE OR RISKY.

The Company has not paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. The Board of Directors has sole authority to declare dividends payable to the Company's shareholders. The fact that the Company has not and does not plan to pay dividends indicates that it must use all of its funds generated by operations for reinvestment in its operating activities and also emphasizes that the Company may not continue as a going concern. Investors must evaluate an investment in the Company solely on the basis of anticipated capital gains.

     ESTIMATES  AND  FINANCIAL  INFORMATION  IN  THIS  FORM  10-KSB.

Some of the information in this Form 10-KSB consists of and relies upon evaluations and estimates made by management and other professionals. Even though management believes in good faith that such estimates are reasonable, based upon market studies and data provided by sources knowledgeable in the field, there can be no assurance that such estimates will ultimately be found to be accurate or even based upon accurate evaluations. Any management errors in evaluations or estimates could have a significant negative effect upon the Company's profitability or even its viability.

     LIMITED  LIABILITY  OF  EXECUTIVE  OFFICERS  AND  DIRECTORS.

The Company's Articles of Incorporation and Bylaws contain provisions that limit the liability of directors for monetary damages and provide for indemnification of officers and directors under certain circumstances. These provisions may discourage shareholders from bringing a lawsuit against the directors for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against directors and officers even though such action, if successful, might otherwise have benefited the shareholders. In addition, a shareholder's investment in the Company may be adversely affected to the extent that costs of settlement and damage awards against the officers or directors are paid by the Company pursuant to the indemnification provisions of the Articles of Incorporation and Bylaws. The impact on a shareholder's investment in terms of the cost of defending a lawsuit may deter a shareholder from bringing suit against one of the Company's officers or directors.

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

Financial statements and supplementary data are set forth on pages F-1 through F-22.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

As reported in a Form 8-K, filed March 21, 2000, the Company announced a change in accountants. From its inception on July 13, 1998, the Company's (Anyox Resources Inc.) principal accountant had been Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. Effective March 15, 2000, the Board of Directors of the Company approved a change of accountants. On March 15, 2000, management of the Company dismissed Andersen Andersen & Strong, L.C. and engaged Christopher, Smith, Leonard, Bristow, Stanell & Wells, P.A. of Bradenton, Florida, as its independent public accountants to audit its financial statements formerly audited by Andersen Andersen & Strong, L.C.

The Company believes that for the period ended January 31, 1999, and the fiscal year ended June 30, 1999, the Company and Andersen Andersen & Strong, L.C. did not have any disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Andersen Andersen & Strong, L.C. would have caused it to make reference in connection with its report on the Company's financial statements to the subject matter of the disagreement. The report of Andersen Andersen & Strong, L.C. on the Company's financial statements for the period ended January 31, 1999 and for the fiscal year ended June 30, 1999 did not contain an adverse opinion or a disclaimer of opinion, but did contain a qualification that the financial statements were prepared under the assumption that the Company will continue as a going concern. On March 20, 2000, Andersen Andersen & Strong, L.C. furnished a letter addressed to the Securities and Exchange Commission stating agreement with the above statements.


                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------

The following table sets forth the name, age and position of each Executive Officer and Director of the Company:

Name                    Age      Position
----                    ---      --------
Santu  Rohatgi          51       President, Chief Financial Officer, Secretary,
                                  Treasurer and Director
Bruce  Benson           46       Director
David  Kennedy          42       Director
Mark  Burchill          33       Director

Santu Rohatgi was elected as a director, effective March 15, 2000. Bruce Benson and David Kennedy were elected as directors, effective March 16, 2000. Mark Burchill was elected a director, effective March 22, 2000. Each director will serve until the next annual meeting of shareholders and their respective successors are elected and qualified. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual meeting of the board of directors and is qualified.

EXECUTIVE  OFFICERS,  DIRECTORS  AND OTHER SIGNIFICANT EMPLOYEES OF THE COMPANY:

SANTU ROHATGI - PRESIDENT, CHIEF FINANCIAL OFFICER, SECRETARY, TREASURER AND DIRECTOR

Santu Rohatgi has had ten years of management experience at AT&T, where he held various management positions, including financial planning management of start-up Internet Commerce Services; Manager of Support Operations; Director of Operations, Northeast Division; and Director of Finance & Administration, New England Region. He also ran a consulting services company for small and medium size businesses in the area of information technology, business automation and operations. He received an MA from Patna University in India, an MBA from Eastern New Mexico University and a Masters Certificate in Project Management from George Washington University. He is a Certified Project Management Professional (PMP).

BRUCE  BENSON  -  DIRECTOR

Bruce Benson oversees all aspects of iWeb, a privately held Internet startup that provides enabling technologies and services for Web advertising that bring Internet ad revenues to ISPs. Before joining iWeb, Benson was Executive Vice President of Corporate Strategy and Technology of Young & Rubicam, where he was responsible for Internet strategy and managed the global coordination of Y & R's technological resources. Prior to joining Y & R, Mr. Benson was with Sony Music as a Senior Vice President in several capacities, where he worked to develop long-range strategies for the company, including early stage Internet plays. Before his work at Sony, Benson was a Partner at Price Waterhouse where he was largely responsible for the launch of their thriving Entertainment and Media Practice. He received a BS in mathematics from the University of Houston.

DAVID  KENNEDY  -  DIRECTOR

David Kennedy is a founder of TDRC Group, the largest intellectual property consulting company in the nation. At TDRC, where his clients range from Fortune 100 companies to start-up ventures, he assists Internet and technology companies formulate their strategic direction based upon maximizing the value of their intellectual capital. Mr. Kennedy sits on the board of several Internet related companies and is on the Advisory Board of an intellectual property venture capital fund. Before founding TDRC, he was a senior partner in an international consulting firm and was the partner in charge of the technology transfer and patent licensing division. He received a BBA in accounting and is a Certified Public Accountant in the state of Georgia.

MARK  BURCHILL  -  DIRECTOR

Mr. Burchill was a founding partner of 24/7 Media, one of the largest global Internet marketing companies and the largest Internet advertising network. Upon his departure in January, 2000, 24/7 Media had 42 offices in over 20 countries. Mr. Burchill is credited with growing the network into one of the largest-reach vehicles on the Internet as well as expanding 24/7 Media's presence around the world to Europe, Asia and Latin America. In 1995, he co-founded Petry Interactive, an Internet marketing company, which was one of the three companies that merged to become 24/7 Media. As the Director of Strategic Development for Petry Media in 1994, Burchill lived and worked in Hong Kong, laying the groundwork for a joint venture Asian ad sales company with Pearson PLC. Mr. Burchill began his career in the media department of Young & Rubicam in New York, where he worked on top national and local accounts such as Colgate-Palmolive, American Home Products and NYNEX. Mr. Burchill holds a Masters of Business Administration from UCLA.

SIGNIFICANT  EMPLOYEES

MICHAEL  E.  TOMLINSON  -  VP  SALES  AND  MARKETING

Mr. Tomlinson has held President and Vice President positions at the corporate, area and division levels for the 20 years. He had a career of increasingly responsible and highly successful General Management, Sales and Marketing assignments with Lenox, Pepsi-Cola Company and Procter and Gamble both in the field and at headquarters. Most recently, he was President of Benchmark
Associates, a consulting company specializing in Internet and Telemarketing Start-Up Companies. He has a proven ability to consistently exceed business targets and produce impressive operating and financial results. Mr. Tomlinson graduated from the University of Memphis with a BBA in Marketing and a BBA in Management.

WYLY  T.  WADE  -INVENTOR/FOUNDER,  DIRECTOR  OF  TECHNOLOGY

Mr. Wade has had 10 years experience with computer technology and eBusiness, including former director of Cambridge Technology Partners, an $800M player in the integrated solutions arena; also Senior Engineer, Project Manager & Technical Team Designer with Lotus and CompuAdd. Mr. Wade as also one of two Class A preferred Stock shareholders. He owns 100,000 Class A Preferred shares, which afford him substantial control of the Company as discussed above.

SIGNIFICANT SHAREHOLDERS

MARK GRAY - INVENTOR/FOUNDER, CLASS A SHAREHOLDER

Mr. Gray is one of two Class A Preferred Stock shareholders. He owns 100,000 Class A Preferred Shares, which afford him substantial control of the Company as discussed above. Mr. Gray was previously a significant employee of the Company, but he no longer works with the Company. Mr. Gray founded and was President of Outlet Mall Network, a private company attempting to become a television shopping channel. Outlet Mall Network filed for bankruptcy in February 2000, and has been ordered liquidated.

COMPLIANCE  WITH  SECTION  16 (a) OF  THE  EXCHANGE  ACT

Directors and officers of the Company are required by Section 16(a) of the Securities Exchange Act of 1934 to report to the Securities and Exchange Commission their transactions in, and beneficial ownership of, the Company's common stock, including any grants of options to purchase common stock. To the best of the Company's knowledge, Santu Rohatgi, Bruce Benson, David Kennedy, Mark Burchill, Mark Gray and Wyly Wade have not filed Forms 3 and have not reported any other transactions on Form 4 or Form 5 prior to June 30, 2000. Mr. Rohatgi, Mr. Benson, Mr. Kennedy, Mr. Burchill, and Mr. Wade have indicated that they intend to comply with Section 16(a) in the future with respect to the shares they own.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

The following table sets forth the compensation we have paid to Santu Rohatgi (President and Chief Financial Officer) and to two affiliates of the Company, Wyly Wade and Mark Gray for the fiscal year ended June 30, 2000. No other executive officers received more than $100,000 in the fiscal year ended June 30, 2000. The Company does not currently have a long term compensation plan and does not grant any long term compensation to its executive officers or employees
 . The table does not reflect certain personal benefits, which in the aggregate are less than ten percent of each Named Executive Officer's salary and bonus. No other compensation was granted for this fiscal year ended June 30, 2000.

                           SUMMARY COMPENSATION TABLE

                              Annual  Compensation
                     ----------------------------------
                                                 Other
Name                                            Annual
and                                             Compen-    All Other
Principal                                       Sation      Compen-
Position       Year  Salary ($)    Bonus ($)      ($)      sation ($)
                                      (1)                     (2)
-------------  ----  -----------  -----------  ---------  -----------
Santu          2000  $ 79,615.42  $20,571.92   $       0  $20,324.92
Rohatgi
(President/
CFO)

Mark Gray      2000  $ 79,615.42  $86,467.83   $       0  $18,117.03
(Business
Develop-
ment)

Wyly Wade      2000  $ 79,615.42   30,264.21   $       0  $14,770.43
(Director of
Tech-
nology)
-------------  ----  -----------  -----------  ---------  -----------

(1) Bonus figures included in the schedule above include payments under the Success By Objective Bonus (SBO) and, in the case of Mark Gray, merit bonuses for his efforts in putting together the merger of WPI (now Forefront Technologies, Inc.) and Anyox Resources, Inc. (now Forefront, Inc.). The SBO bonuses are paid monthly with quarterly and annual goals and objectives set and reviewed quarterly.

(2) Other compensation includes monies expended for health, life, and other related benefits as well as company owned vehicles. Effective July 2000, cash outlay for company vehicles is covered by the individual assigned the company vehicle.

COMPENSATION  OF  DIRECTORS

     Directors are not compensated for their service as directors. All directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as a director of the Company.

EMPLOYMENT  CONTRACTS

Employment contracts in place at this time are agreements put in place by WPI prior to the effective date of the Share Exchange Agreement. The Compensation Committee of the Board of Directors is currently reviewing those contracts and drafting new agreements. The contracts currently in place are as follows:

EMPLOYMENT CONTRACTS FOR SANTU ROHATGI, PRESIDENT AND CFO, WYLY WADE, DIRECTOR OF TECHNOLOGY, MARK GRAY, BUSINESS DEVELOPMENT:

The terms of the agreement are 48 months beginning in March 2000; Base salary is $180,000 per year increased by 6% or the CPI each year, whichever is greater; Success By Objective bonus at 20% of base salary; any other bonuses approved by the board; WPI stock options; a company vehicle; health and other appropriate benefits. All contracts provide for salary continuation, under certain conditions, as defined for the length of the contract.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

The following table sets forth as of September 29, 2000, certain information known to the Company regarding the beneficial ownership of the Company's common stock, and as adjusted to reflect the share ownership for (i) each executive officer or director of the Company who beneficially owns shares; (ii) each shareholder known to the Company to beneficially own five percent or more of the outstanding shares of its common stock; and (iii) all executive officers and directors as a group. Share ownership interest, have been adjusted to reflect the October 27, 2000 five-for-one forward stock split. The Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such Shares, subject to community property laws where applicable. The individuals listed in the table are accessible at the following addresses:

Santu  Rohatgi:  540 N. Tamiami Trail, Sarasota, Florida 34236
Wyly  Wade:  Same as above.
Mark  Gray:  330 S. Pineapple Ave. Sarasota, Florida  34236.
David Kennedy: One Midtown Plaza, 1360 Peachtree St., N.E., Suite 800, Atlanta, GA 30309
Mark  Burchill:  25  E. 10th St.  New  York, NY  10003
Bruce  Benson:  245  Fifth  Avenue,  Suite  1704,  New  York,  NY  10016

                                          PRINCIPAL STOCKHOLDERS


                                                                   AMOUNT AND
                                                                    NATURE OF        PERCENTAGE OF COMMON
NAME                                                             BENEFICIAL OWNER     SHARES OUTSTANDING
                                                               --------------------  ---------------------
(I) DIRECTORS, EXECUTIVE OFFICERS AND BENEFICIAL OWNERS
Santu Rohatgi- President, Secretary, Treasurer and Director    2,020,000 shares (1)                   2.6%
-------------------------------------------------------------  --------------------  ---------------------
David Kennedy - Director                                         250,000 shares                         *
-------------------------------------------------------------  --------------------  ---------------------
Bruce Benson - Director                                                   0 shares                      *
-------------------------------------------------------------  --------------------  ---------------------
Mark Burchill - Director                                                  0 shares                      *
-------------------------------------------------------------  --------------------  ---------------------
Wyly Wade                                                        11,332,500 shares                   14.8%
                                                                                (2)
-------------------------------------------------------------  --------------------  ---------------------
Mark Gray                                                        12,845,840 shares                   16.8%
                                                                                (3)
-------------------------------------------------------------  --------------------  ---------------------
(II) ALL DIRECTORS AND OFFICERS AS A GROUP (5 INDIVIDUALS)              13,602,500                   17.5%
-------------------------------------------------------------  --------------------  ---------------------

*Less  than  1%

(1) Includes 1,333,330 options that the Company has a contractual obligation to grant to Mr. Rohatgi once it has a registration statement on Form S-8 in place.

(2) Includes 500,000 shares of common stock that could be obtained by converting 100,000 Class A Preferred Shares and 1,312,000 options that the Company has a contractual obligation to grant to Mr. Wade once it has a registration statement on Form S-8 in place.


(3) Includes 500,000 shares of common stock, than could be obtained by converting 100,000 Class A Preferred Shares and 1,312,000 options that the Company has a contractual obligation to grant to Mr. Gray once it has a registration statement on Form S-8 in place, and 1,513,340 shares owned by CyberQuest Group, Inc. of which Mr. Gray is a major shareholder.

CHANGE  IN  CONTROL

The Company is not aware of any arrangement that would upset the control mechanisms currently in place. Although it is conceivable that a third party could attempt a hostile takeover of the Company, the Company has not received notice of any such effort.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

David Kennedy, a Director, is an owner of a company named Technology & Dispute Resolution Consulting, Inc. ("TDRCI"). On October 20, 1999, the Company entered into an agreement with TDRCI whereby TDRCI is to provide professional services for marketing and business plan expenses. During the fiscal year, the total cost incurred under this agreement was $430,743.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

EXHIBIT  INDEX

EXHIBIT
NUMBER
-------
              DESCRIPTION
              -----------
  2.1*        Share Exchange Agreement

  2.2**       Agreement and Plan of Merger

  3.1***      Amended and Restated Articles of Incorporation

  3.2         Amended and Restated Bylaws

  4.1         Specimen Stock Certificate for Shares of Common Stock of the Company

  4.2***      Class A Preferred Stock Designation of Rights and Preferences

  10.1        Technology & Dispute Resolution Consulting, Inc. Agreement

  10.2        Lease

  10.3        Employment Contract with Santu Rohatgi

  10.4        Employment Contract with Wyly Wade

  10.5        Employment Contract with Mark Gray

  16.1****    Letter from Anderson Anderson & Strong  LLP

  27.1        Financial Data Schedule

* Filed as an Exhibit to a report by the Company on a Form 8-K, filed March 30, 2000, and incorporated herein by this reference.


** Filed as an Exhibit to a report by the Company on a Form 8-K, filed June 8, 2000, and incorporated herein by this reference.

*** Filed as an Appendix to the Company's Definitive Proxy Statement, filed April 25, 2000, and incorporated herein by this reference.

**** Filed as an Exhibit to a report by the Company on a Form 8-K, filed March 21, 2000, and incorporated herein by this reference.

REPORTS  ON  FORM  8-K

The following reports on Form 8-K were filed by the Company during the fourth quarter ended June 30, 2000:

Forefront, Inc. Report on Form 8-K dated May 25, 2000, and filed on June 8, 2000
--------------------------------------------------------------------------------
with  the  Securities  and  Exchange  Commission.
------------------------------------------------

On June 8, 2000, the Company filed a Form 8-K to report under Item 2 that on May 25, 2000, shareholders of Web Partners, Inc. ("Web Partners") and shareholders of the Company's wholly-owned subsidiary, Forefront Technologies, Inc. ("Forefront Technologies"), approved an Agreement and Plan of Merger merging Web Partners with and into Forefront Technologies. Under the Agreement, Web Partners ceased to exist, and all of its assets and liabilities became those of Forefront Technologies. In addition, under Item 7, the Company filed the financial statements of Web Partners required by Regulation S-B, Item 310(c) and the pro forma financial statements required by Regulation S-B, Item 310(d). The financial statements of Web Partners contain the following: (1) Report of Independent Auditors, dated October 29, 1999; (2) Balance Sheets as of January 31, 2000 (unaudited) and October 25, 1999; (3) Income Statements for the three months ended January 31, 2000 (unaudited) and the period ended October 25, 1999;
(4) Statements of Cash Flows for the three months ended January 31, 2000 (unaudited and the period ended October 25, 1999; (5) Statements of Stockholders Equity for the period ended October 25, 1999; and (6) Notes to Financial Statements (unaudited as to periods after October 25, 1999). The pro forma financial statements contain the following: (1) Pro Forma Balance Sheet as of March 31, 2000 (unaudited); and (2) Pro Forma Income Statements for the nine months ended March 31, 2000, and the year ended June 30, 1999 (unaudited).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 FOREFRONT,  INC.

                 By:  /s/  Santu  Rohatgi
                    ---------------------------
                    Santu  Rohatgi
                    President and Chief Financial Officer

                 Date:  November 14, 2000
                      -------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 By:  /s/  Santu  Rohatgi               Date:  November 14, 2000
                    -------------------------------          -------------------
                    Santu  Rohatgi
                    President, Chief Financial
                     Officer, Secretary, Treasurer
                    and  Director


                 By:  /s/  Bruce  Benson                Date:  November 14, 2000
                    -------------------------------          -------------------
                    Bruce  Benson
                    Director


                 By:  /s/  David  Kennedy               Date:  November 14, 2000
                    -------------------------------          -------------------
                    David  Kennedy
                    Director


                 By:                                    Date:
                    -------------------------------          -------------------
                    Mark  Burchill
                    Director

                          INDEX TO FINANCIAL STATEMENTS

Independent Certified Public Accountants Report . . . . . . . . . . . . . . .F-1

Consolidated  Balance  Sheets . . . . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated  Statements  of  Operations . . . . . . . . . . . . . . . . . . F-3

Consolidated Statements of Stockholders' Equity . . . . . . . . . . . . . .  F-4

Consolidated  Statements  of  Cash  Flows . . . . . . . . . . . . . . . . .  F-5

Notes  to  Financial  Statements  (audited) . . . . . . . . . . . . . F-6 - F-21

                         FOREFRONT, INC. AND SUBSIDIARY

                    (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)

                         (A DEVELOPMENTAL STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2000

================================================================================
                         FOREFRONT, INC. AND SUBSIDIARY
                    (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                         (A DEVELOPMENTAL STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                 FROM JULY 13, 1998 (INCEPTION) TO JUNE 30, 2000
================================================================================


                                TABLE OF CONTENTS
                                -----------------


                                                                       PAGE
                                                                       ----

INDEPENDENT AUDITOR'S REPORT                                           F-1

FINANCIAL STATEMENTS:

  CONSOLIDATED BALANCE SHEETS                                          F-2

  CONSOLIDATED STATEMENTS OF OPERATIONS                                F-3

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                      F-4

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                 5

NOTES TO FINANCIAL STATEMENTS                                       F-6 - F-21

                           INDEPENDENT AUDITORS' REPORT


THE  STOCKHOLDERS  OF  FOREFRONT,  INC.
  AND  SUBSIDIARY
  SARASOTA,  FLORIDA


We have audited the accompanying consolidated balance sheet of Forefront, Inc. and Subsidiary as at June 30, 2000 and the related consolidated statements of operations, cash flows and shareholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1999 financial statements were audited by other auditors whose report dated September 27, 1999 expressed an unqualified opinion on those statements. The other auditors' report included an explanatory paragraph that described the going concern issue described in NOTE 1 to the consolidated financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forefront, Inc. and Subsidiary as of June 30, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in NOTE 1 to the consolidated financial statements, the Company has incurred a significant operating loss for the year and has an accumulated deficit at the end of the year of $2,014,224, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in NOTE 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                     /S/ CHRISTOPHER,  SMITH,  LEONARD,
                                             BRISTOW,  STANELL  &  WELLS,  P.A.
                                     ------------------------------------------
                                         CHRISTOPHER,  SMITH,  LEONARD,
                                             BRISTOW,  STANELL  &  WELLS,  P.A.

November  7,  2000

================================================================================
                            FOREFRONT, INC. AND SUBSIDIARY
                      (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                           (A DEVELOPMENTAL STAGE COMPANY)
                             CONSOLIDATED BALANCE SHEETS
================================================================================


                                        ASSETS

                                                               JUNE 30,     JUNE 30,
                                                                 2000         1999
                                                             ------------  ----------

CURRENT ASSETS
  Cash                                                       $     3,615   $   1,283
  Due from related party - Note 12                                55,826         -0-
  Prepaid expenses                                                21,734         -0-
                                                             ------------  ----------
    Total current assets                                          81,175       1,283

Property and equipment, net - NOTE 1, 5                          628,583         -0-

Other Assets - Note 1
  Goodwill - net - NOTE 6                                      7,091,997         -0-
  Deposits                                                         7,577         -0-
  Capitalized software costs less accumulated amortization
    of $13,338                                                    74,916         -0-
  Patent rights, less accumulated amortization of $38,599         38,822         -0-
                                                             ------------  ----------
    Total other assets - NOTE 6                                7,213,312         -0-
                                                             ------------  ----------

  TOTAL ASSETS                                               $ 7,923,070   $   1,283
                                                             ============  ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                           $   508,490   $   1,833
  Accounts payable - related party - NOTE 12                     318,243       3,482
  Accrued liabilities                                            172,572         -0-
  Current portion of capital leases - NOTE 11                     54,626         -0-
  Current portion of long-term debt - NOTE 10                    191,686         -0-
  Notes payable - Note 9                                         500,000         -0-
  Notes payable - related party - NOTE 9                         106,000         -0-
                                                             ------------  ----------
    Total current liabilities                                  1,851,617       5,315

Long-term debt - NOTE 10                                             -0-         -0-

Long-term capital lease liability - Note 11                          -0-         -0-

Commitments and contingencies - Note 16                              -0-         -0-

Stockholders' equity (deficit) - Note 15
  Preferred stock, $0.001 par value, 200,000 shares
    authorized; 200,000 shares issued and outstanding                200         -0-
  Class A - Common stock, $0.001 par value, 200,000,000
    shares authorized; 22,667,254 issued, 15,090,011
    and 10,028,500 outstanding, respectively                      15,091      10,029
  Additional paid-in capital                                   8,070,386       6,121
  Deficit accumulated during the development stage            (2,014,224)    (20,182)
                                                             ------------  ----------
    Total stockholders' equity (deficit)                       6,071,453      (4,032)
                                                             ------------  ----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 7,923,070   $   1,283
                                                             ============  ==========

================================================================================
   The accompanying notes are an integral part of these financial statements.

================================================================================================
                                 FOREFRONT, INC. AND SUBSIDIARY
                            (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                                 (A DEVELOPMENTAL STAGE COMPANY)
                              CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================================

                                                                                 JULY 13, 1998
                                                     YEAR ENDED JUNE 30,         (INCEPTION TO)
                                                 2000                1999         JUNE 30, 2000
                                         ---------------------  ---------------  ---------------

REVENUES
  Interest                               $              2,574   $          -0-   $        2,574

EXPENSES
  Selling general and administrative                2,676,838           20,182        2,697,020
  Research and development                          1,199,367              -0-        1,199,367
  Depreciation and amortization                       624,026              -0-          624,026
                                         ---------------------  ---------------  ---------------
                                                    4,500,231           20,182        4,520,413
                                         ---------------------  ---------------  ---------------

NET (LOSS) BEFORE MINORITY SHARE                   (4,497,657)         (20,182)      (4,517,839)

LESS:  MINORITY SHARE OF OPERATIONAL
  LOSSES                                            2,503,615              -0-        2,503,615
                                         ---------------------  ---------------  ---------------

NET (LOSS)                               $         (1,994,042)  $      (20,182)  $   (2,014,224)
                                         =====================  ===============  ===============

BASIC AND FULLY DILUTED LOSS PER SHARE   $              (0.16)  $        (0.00)  $        (0.19)
                                         =====================  ===============  ===============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                               12,759,928        8,122,000       10,479,721
                                         =====================  ===============  ===============

================================================================================
   The accompanying notes are an integral part of these financial statements.

======================================================================================
                            FOREFRONT, INC. AND SUBSIDIARY
                       (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                            (A DEVELOPMENTAL STAGE COMPANY)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
======================================================================================
                                                                                                         DEFICIT
                                                                                                       ACCUMULATED
                                                    CAPITAL  STOCK    PREFERRED  STOCK   ADDITIONAL    DURING THE
                                               ---------------------  ----------------     PAID IN     DEVELOPMENT
                                                 SHARES      AMOUNT   SHARES   AMOUNT      CAPITAL       STAGE
                                               -----------  --------  -------  -------  -------------  ----------
Balance - July 13, 1998 (date of inception)           -0-   $   -0-       -0-  $   -0-          -0-    $       -0-

Common Stock issued for cash at $0.001
  - September 18, 1998                         10,000,000    10,000       -0-      -0-          -0-            -0-

Common Stock issued for cash at $0.10
  - October 21, 1998                               28,500        29       -0-      -0-        2,821            -0-

Capital contributions by officers - expenses          -0-       -0-       -0-      -0-        3,300            -0-

Net operating loss - Period from July 13,
  1998 to  June 30, 1999                              -0-       -0-       -0-      -0-          -0-        (20,182)
                                               -----------  --------  -------  -------  ------------  -------------

BALANCE - JUNE 30, 1999                        10,028,500    10,029       -0-      -0-        6,121        (20,182)
                                               -----------  --------  -------  -------  ------------  -------------

Capital contributions by officers                     -0-   $   -0-       -0-  $   -0-        1,860   $        -0-

Common Stock issued for 57% interest in
  subsidiary - March 9, 2000                    4,000,000     4,000       -0-      -0-     3,537,12            -0-

Common Stock issued for sale
  - March 28, 2000                              6,000,000     6,000       -0-      -0-    5,094,000            -0-

Common Stock returned through default
  of subscriptions on March 28, 2000
  - returned June 20, 2000                     (3,750,000)   (3,750)      -0-      -0-   (3,183,750)           -0-

Common Stock issued for 38% interest
  in subsidiary  - June 23, 2000                2,638,754     2,639       -0-      -0-    2,449,062            -0-

Common Stock issued for remaining 5%
  interest in subsidiary
  - June 30, 2000                                 372,757       373       -0-      -0-      316,471            -0-

Cost of issues                                        -0-       -0-       -0-      -0-     (154,499)           -0-

Common Stock returned in exchange for
  certain mineral reights, valued at
  par - June 30, 2000                          (4,000,000)   (4,000)      -0-      -0-        4,000            -0-

Preferred Stock issued in exchange for
  Common Stock at par June 30, 2000              (200,000)     (200)  200,000      200          -0-            -0-

Net Operating Loss                                    -0-       -0-       -0-      -0-          -0-     (1,994,042)
                                               -----------  --------  -------  -------  ------------  -------------

BALANCE - JUNE 30, 2000                        15,090,011   $15,091   200,000  $   200  $ 8,070,386   $ (2,014,224)
                                               ===========  ========  =======  =======  ============  =============

================================================================================
   The accompanying notes are an integral part of these financial statements.

================================================================================
                              FOREFRONT, INC. AND SUBSIDIARY
                        (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                             (A DEVELOPMENTAL STAGE COMPANY)
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEAR ENDED JUNE 30, 2000, 1999 AND SINCE ITS INCEPTION
================================================================================


                                                                          JULY  13,  1998
                                                  YEAR  ENDED  JUNE  30,  (INCEPTION  TO)
                                                     2000        1999      JUNE 30, 2000
                                                 ------------  ---------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $(4,497,657)  $(20,182)  $   (4,517,839)
  Adjustment to reconcile net loss to
    net cash used in operating activities
  Minority interest in net loss of
    consolidated subsidiary - net of capital       1,222,385        -0-        1,222,385
  Depreciation and amortization                      624,026        -0-          624,026
  Expenses in-kind                                       -0-      3,300            3,300
    Changes in operating assets and liabilities
      (Increase) in due from Cyberquest              (55,826)       -0-          (55,826)
      Increase in prepaid expenses                   (21,734)       -0-          (21,734)
      (Increase) in deposits                          (7,577)       -0-           (7,577)
      Increase in accounts payable                   821,417      5,315          826,732
      Increase in accrued liabilities                172,573        -0-          172,573
                                                 ------------  ---------  ---------------
        Net cash (used) in operating activities   (1,742,393)   (11,567)      (1,753,960)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                              (404,576)       -0-         (404,576)
  Intangible asset expenditures                     (165,674)       -0-         (165,674)
                                                 ------------  ---------  ---------------
    Net cash (used) in investing activities         (570,250)       -0-         (570,250)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                        606,000        -0-          606,000
  Payments on long-term debt                         (40,549)       -0-          (40,549)
  Capital lease payments                             (17,349)       -0-          (17,349)
  Issuance of common stock                             5,262     12,850           18,112
  Proceeds from equity investors net of
    issue costs                                    1,761,611        -0-        1,761,611
                                                 ------------  ---------  ---------------
      Net cash provided by financing activities    2,314,975     12,850        2,327,825
                                                 ------------  ---------  ---------------

NET INCREASE IN CASH                                   2,332      1,283            3,615

CASH - BEGINNING OF PERIOD                             1,283        -0-              -0-
                                                 ------------  ---------  ---------------

CASH - END OF PERIOD                             $     3,615   $  1,283   $        3,615
                                                 ============  =========  ===============


SUPPLEMENTAL INFORMATION
-----------------------------------------------
  Cash paid for interest                         $     6,611   $    -0-   $        6,611
                                                 ============  =========  ===============
  Cash paid for income taxes                     $       -0-   $    -0-   $          -0-
                                                 ============  =========  ===============

NON-CASH  OPERATING  ACTIVITIES
-------------------------------
For  the year ended June 30, 1999, officers     contributed recorded expenses of
$3,300

For the year ended June 30, 2000, the Company acquired fixed assets totaling $304,210 through the issuance of long-term debt and capital lease obligations. The Company also recorded Goodwill through the issuance of equity of $7,584,000.

================================================================================
   The accompanying notes are an integral part of these financial statements.

================================================================================
                         FOREFRONT, INC. AND SUBSIDIARY
                    (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                         (A DEVELOPMENTAL STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND FROM
                   JULY 13, 1998 (INCEPTION) TO JUNE 30, 2000
================================================================================


NOTE 1 -  GOING  CONCERN
          --------------

          These financial statements are prepared on a going-concern basis which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company incurred an operating loss of $1,994,042 for the year ended June 30, 2000 (1999 - $20,182) and reported a deficit at that date of $2,014,224 (1999 - $20,182). In addition, projected cash flows from the Company's current operations are not sufficient to finance the Company's current and projected working capital requirements. The circumstances together with the requirements to continue investing in research and development activities to meet the Company's growth objectives and without assurance of broad commercial acceptance of the Company's products, lend some doubt as to the ability of the Company to continue in normal business operations. In recognition of this issue, the Company continues to attempt to obtain additional debt and equity financing to raise the required capital. The ability of the Company to continue as a going concern is dependent upon obtaining adequate sources of financing and developing and maintaining profitable operations. Should the Company be unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis which would differ materially from the going concern basis.


NOTE 2 -  NATURE  OF  OPERATIONS
          ----------------------

          Forefront, Inc. and Subsidiary (the "Company") is a development stage company formed in the State of Nevada on July 13, 1998. The Company was originally incorporated as Anyox Resources, Inc. On May 25, 2000, the Company amended its Articles of Incorporation and changed it name to Forefront, Inc. The Company was originally organized for the purpose of acquiring and developing mineral properties. During the year, the Company acquired Web Partners, Inc. which substantially changed the nature of the Organization. Subsequent to this purchase, the Company is engaged in research and development of new web based technologies. The Company is in the process of filing for United States patent protection for a family of technologies which allow the rapid development of online, thirty second commercial spot advertisements, providing online advertisers with the first reliable audience delivery verification system. The Company's business is predominately based in the United States.

          The Company is in the development stage and its efforts through June 30, 2000 have been principally devoted to organizational activities, research and development of its technologies and raising capital. Management anticipates incurring substantial additional losses as it pursues its research and development efforts.

================================================================================
                         FOREFRONT, INC. AND SUBSIDIARY
                    (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                         (A DEVELOPMENTAL STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 2000, 1999 AND FROM
                   JULY 13, 1998 (INCEPTION) TO JUNE 30, 2000
================================================================================

NOTE 2 -  NATURE  OF  OPERATIONS  -  CONTINUED
          ------------------------------------

          Fiscal Year
          -----------

          The Company maintains its accounting records on a fiscal year basis ending on June 30th.


NOTE 3 -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
          ----------------------------------------------

          Use of Estimates
          ----------------

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the periods. Estimates are used for, but not limited to, the accounting for doubtful accounts, depreciation and amortization, taxes and contingencies. Despite management's best effort to establish good faith estimates, actual results may differ from these estimates.

          Revenue  Recognition
          --------------------

          The Company will contract with customers for providing online, thirty second commercial spot advertisements. Revenues are generally recognized when a fixed period license agreement has been signed, the software product has been developed, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. For customer license agreements, which meet these recognition criteria, the portion of the fees related to software licenses will generally be recognized in the current period, while the portion of the fees related to services is recognized as the services are performed. However, for the period ending June 30, 2000, the Company had not entered into any contracts for the sale or use of its products.

          Principles  of  Consolidation
          -----------------------------

          These consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles and include the accounts of Forefront, Inc. and Forefront Technology, Inc. (its wholly owned subsidiary.) All intercompany accounts and transactions have been eliminated.

================================================================================
                         FOREFRONT, INC. AND SUBSIDIARY
                    (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                         (A DEVELOPMENTAL STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 2000, 1999 AND FROM
                   JULY 13, 1998 (INCEPTION) TO JUNE 30, 2000
================================================================================


NOTE 3 -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
          ------------------------------------------------------------

          Cash  and  Cash  Equivalents
          ----------------------------

          Cash equivalents may consist of highly liquid short-term investments with original maturities at the date of acquisition of 90 days or less and are recorded at cost. The Company did not have any cash equivalents as of the balance sheet dates.

          Fair  Value  of  Financial  Instruments
          ---------------------------------------

          At June 30, 2000 and 1999, Forefront had the following financial instruments: cash, advances receivable, accounts payable and accrued liabilities. The carrying value of all such accounts are considered by management to approximate their fair market value based on their liquidity or based on their short-term nature.

          Property  and  Equipment
          ------------------------

          Property  and  equipment   are  recorded  at  cost  less   accumulated
          depreciation. Depreciation of property and equipment is provided using the following rates and methods:

               Computer  software                     2  year  straight  line
               Computer  hardware  and  equipment     3  year  straight  line
               Automobiles                            3  year  straight  line
               Furniture  and  fixtures               5  year  straight  line

          Leasehold improvements are amortized using the straight line method over three years.

          Goodwill,  Intangibles  and  Other  Assets
          ------------------------------------------

          Goodwill, core technology and other intangible assets are carried at cost less accumulated amortization and are being amortized on a straight line basis over the economic lives of the respective assets, generally from one to three years.

          Impairment  of  Long-Lived  Assets
          ----------------------------------

          Forefront makes periodic reviews for the impairment of long-lived assets including goodwill and other intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under Statement of Financial Accounting Standard ("SFAS") No. 121, an impairment loss would be recognized when estimates of undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. No such impairment losses have been identified by Forefront for the years ended June 30, 2000 and 1999.

================================================================================
                         FOREFRONT, INC. AND SUBSIDIARY
                    (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                         (A DEVELOPMENTAL STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 2000, 1999 AND FROM
                   JULY 13, 1998 (INCEPTION) TO JUNE 30, 2000
================================================================================


NOTE 3 -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
          ------------------------------------------------------------

          Research  and  Development  Costs
          ---------------------------------

          Research and development costs, which consist primarily of software development costs, are expensed as incurred. SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," provides for the capitalization of certain software development costs after technological feasibility of the software is established. Under Forefront's current practice of developing new products and enhancements, the technological feasibility of the underlying software is not established until substantially all product development is complete, including the development of a working model. As of June 30, 2000, total capitalized software costs of $88,254 has been recorded. Amortization of these costs for 2000 were $13,338 with accumulated amortization of $13,338.


          Concentration  of  Credit  Risk
          -------------------------------

          Financial instruments that potentially subject Forefront to a concentration of credit risk consist principally of cash and cash equivalents and advances receivable. Cash and cash equivalents are custodied with high quality financial institutions. Forefront's future customer base is expected to cross many different geographic areas throughout North America, Europe and the Asia Pacific and consists of companies in a variety of industries. Forefront does not require collateral or other security to support credit sales, but will provide for an allowance for bad debts based on historical experience and specifically identified risks.

          At June 30, 2000, the Company has incurred substantial research and development, marketing and promotional activities from CyberQuest Group, Inc., a related party. The Company's concentration for such services have been critical to the operations of Forefront, Inc. and Subsidiary to date. This relationship has been terminated as of June 30, 2000.

          Foreign  Currency  Translation
          ------------------------------

          The  functional  currency of Forefront and its  subsidiary is the U.S.
          dollar. Assets and liabilities denominated in other than the U.S. dollar are translated using the exchange rates prevailing at the time of transaction. Consequently, no gains or losses occurred during the reporting period.

================================================================================
                         FOREFRONT, INC. AND SUBSIDIARY
                    (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                         (A DEVELOPMENTAL STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 2000, 1999 AND FROM
                   JULY 13, 1998 (INCEPTION) TO JUNE 30, 2000
================================================================================


NOTE 3 -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
          ------------------------------------------------------------

          Foreign  Currency  Translation  -  Continued
          --------------------------------------------

          During 1999, part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translations is recognized. As of the balance sheet dates, Forefront had no outstanding forward contracts.

          Advertising
          -----------

          Forefront expenses for advertising costs as they are incurred. Advertising expense is included in selling, general and administrative expenses and amounted to $161,755 for the year ended June 30, 2000. No advertising costs were incurred for the prior periods presented.

          Income  Taxes
          -------------

          Forefront accounts for income taxes under the provision of SFAS No. 109, "Accounting for Income Taxes." This statement provides for a liability approach under which deferred income taxes are provided based upon currently enacted tax laws and rates. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

          Share-Based  Compensation
          -------------------------

          As  permitted   under  SFAS  No.  123,   "Accounting  for  Stock-Based
          Compensation," Forefront accounts for employee stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation charges arise from those situations where options are granted at an exercise price lower than the deemed fair value of the underlying common shares. These amounts are amortized as charges to operations over the vesting periods of the individual stock options. Stock options issued to outside consultants are valued at their fair value and charged to the consolidated statement of loss in the period in which the services are rendered. The Company did not issue any stock based compensation awards during the year.

================================================================================
                         FOREFRONT, INC. AND SUBSIDIARY
                    (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                         (A DEVELOPMENTAL STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 2000, 1999 AND FROM
                   JULY 13, 1998 (INCEPTION) TO JUNE 30, 2000
================================================================================


NOTE 3 -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
          ------------------------------------------------------------

          Earnings (Loss) Per Common Share
          ------------------------------------

          Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common share equivalents, including stock options and redeemable convertible preferred shares, in the weighted average number of common shares outstanding for a period, if dilutive. Pro forma earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the weighted average redeemable convertible preferred shares outstanding as if such shares were converted into common shares and had been outstanding since July 1, 1999. The following tables sets forth the computation of basic and diluted, and pro forma basic and diluted earnings (loss) per share:

                                                     YEARS  ENDED  JUNE  30,
                                                    -------------------------
                                                        2000         1999
                                                    ------------  -----------

              NET INCOME (LOSS)                     $(1,994,042)  $  (20,182)
                                                    ============  ===========

              Weighted average number of
                common shares outstanding            12,759,928    8,122,000

              Dilutive effect of:

                Stock options                               -0-          -0-
                Convertible preferred shares                -0-          -0-
                                                    ------------  -----------

              DILUTED WEIGHTED AVERAGE NUMBER
                OF SHARES                             12,759,928    8,122,000
                                                    ============  ===========

              Pro forma adjustment for
                convertible preferred shares                -0-          -0-
                                                    ------------  -----------

              Pro forma basic and diluted
                weighted average number of shares     12,759,928    8,122,000
                                                    ============  ===========

              Earnings (loss) per share

                Basic                               $     (0.16)  $    (0.00)

                Diluted                             $     (0.16)  $    (0.00)

                Pro Forma Basic and Diluted         $     (0.16)  $    (0.00)

================================================================================
                         FOREFRONT, INC. AND SUBSIDIARY
                    (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                         (A DEVELOPMENTAL STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 2000, 1999 AND FROM
                   JULY 13, 1998 (INCEPTION) TO JUNE 30, 2000
================================================================================


NOTE 3 -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
          ------------------------------------------------------------

          Comprehensive  Income
          ---------------------

          SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Forefront adopted SFAS No. 130 in 1999. Forefront has no comprehensive income items other than the net earnings (loss), in any of the periods presented.

          Recent  Accounting  Pronouncements
          ----------------------------------

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The FASB subsequently issued SFAS No. 137 which delayed the required effective date for adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. Forefront will adopt SFAS No. 133 as amended by SFAS No. 137 in the first quarter of fiscal year 2001. Forefront does not expect that adoption of this standard will have a material effect on its consolidated financial position or results of operations. In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation." Forefront will be required to adopt FIN 44 Effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Forefront does not expect the application of FIN 44 to have a material impact on its consolidated financial position or results of operations. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March 2000. Forefront is currently reviewing the provisions of SAB 101 and has not fully assessed the impact of its adoption. While SAB 101 does not supercede the software industry specific revenue recognition guidance, which Forefront believes it is in compliance with, the SEC Staff has recently informally indicated its views that SAB 101 may change current interpretations of software revenue recognition requirements. Such SEC interpretations could result in companies recording a cumulative effect of a change in accounting principle. Forefront is required to adopt SAB 101 no later than the fourth quarter of fiscal 2001.

================================================================================
                         FOREFRONT, INC. AND SUBSIDIARY
                    (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                         (A DEVELOPMENTAL STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 2000, 1999 AND FROM
                   JULY 13, 1998 (INCEPTION) TO JUNE 30, 2000
================================================================================


NOTE 3 -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
          ------------------------------------------------------------

          Reclassifications
          -----------------

          Certain prior period amounts have been reclassified to conform with the current period presentation.


NOTE 4 -  BUSINES  COMBINATIONS
          ---------------------

          During the year ended June 30, 2000, Forefront completed the acquisition described below which was accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquisition are included in the consolidated statement of operations as of the first day of the year as allowed by Accounting Research Bulletin No. 51, and the related assets and liabilities were recorded based upon their respective fair value at the date of acquisition.

          Web  Partners,  Inc.
          --------------------

          Effective March 15, 2000, Anyox Resources, Inc. entered into a share exchange agreement acquiring 57% of Web Partners, Inc. (WPI), a Florida corporation that engages in research and development of new web based technologies. Anyox paid an aggregate price of $4,050,000 all through the issuance of 4,000,000 shares of its common stock. Effective May 25, 2000, Anyox acquired the remaining 43% of the outstanding stock of WPI for an additional price of $3,534,000 at such time the entity became a wholly owned subsidiary. This interest was acquired through the issuance of 3,011,511 shares.

          Simultaneously with the acquisition of the remaining minority interest, WPI merged into Web Partners of Nevada (a Nevada Corporation) and Anyox Resources, Inc. changed its name to Forefront, Inc. (Forefront). Web Partners of Nevada (WPN) is a wholly-owned subsidiary of Forefront, Inc. Also on May 25, 2000, WPN amended its Articles of Incorporation to change the name of the corporation to Forefront Technologies, Inc. (FTI).

          Anyox paid an aggregate purchase price of $7,584,000 consisting of 7,011,511 shares of common stock. The total consideration, including the acquisition costs, was allocated based on estimated fair values on the acquisition dates as follows:

================================================================================
                         FOREFRONT, INC. AND SUBSIDIARY
                    (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                         (A DEVELOPMENTAL STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 2000, 1999 AND FROM
                   JULY 13, 1998 (INCEPTION) TO JUNE 30, 2000
================================================================================


NOTE 4 -  BUSINES  COMBINATIONS  -  CONTINUED
          -----------------------------------

          LIABILITIES ASSUMED
            Operating payables                              $766,000
            Short-term debt obligations                    1,588,000
            Other liabilities                                 95,000
                                                          ----------
                                                           2,449,000

          ASSETS ACQUIRED
            Equipment and furnishings                     $  401,000
            Core developed technology                         43,000
            Other assets                                     381,000
                                                          ----------
                                                             825,000

          Net identifiable liabilities acquired            1,624,000
          Stock issued (7,011,511 at $0.85)                5,960,000
                                                          ----------

          PURCHASE PRICE                                  $7,584,000
                                                          ==========

            Consideration assumption of net liabilities   $1,621,000

            Fair value of common shares issued            $5,960,000
                                                          ==========

          The fair value of the common shares of Forefront was determined by taking the most recent stock sale price identified in a private placement offering just prior to the acquisition of $0.85 per share. The purchase price will be increased by the estimated fair value of the future stock options of Forefront to be exchanged for the Web Partners, Inc. options outstanding pursuant to the share exchange agreement which will be valued at the time of granting the options.

          Purchased  in  Process  Research  and  Development
          --------------------------------------------------

          No allocation of the purchase price was allocated to any in process research and development charges in that no independent valuation was performed in assessing and allocating a value to such costs. Consequently, no identifiable value could be determined.


NOTE 5 -  PROPERTY  AND  EQUIPMENT
          ------------------------

                                         JUNE 30, 2000
                                         --------------
               Computer software         $       34,870
               Computer equipment               281,982
               Automobiles                      232,235
               Furniture and fixtures            98,059
               Leasehold improvements            61,640
                                         --------------
                                                708,786
               Accumulated depreciation          80,203
                                         --------------
               NET BOOK VALUE            $      628,583
                                         ==============

================================================================================
                         FOREFRONT, INC. AND SUBSIDIARY
                    (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                         (A DEVELOPMENTAL STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 2000, 1999 AND FROM
                   JULY 13, 1998 (INCEPTION) TO JUNE 30, 2000
================================================================================

NOTE 6 -  GOODWILL, INTANGIBLES AND OTHER ASSETS
          --------------------------------------

          Goodwill                               $ 7,583,884
          Patent rights                               77,421
                                                 ------------
                                                   7,661,305

          Accumulated amortization                  (530,486)
                                                 ------------

          NET BOOK VALUE                         $ 7,130,819
                                                 ============

          Amortization includes the amortization of goodwill and patent rights over a three-year and one year period, respectively, on the straight line method.


NOTE 7 -  CAPITALIZED  SOFTWARE
          ---------------------

          The Company capitalized costs of materials and consultants, incurred in developing internal-use computer software once technological feasibility is attained. Technological feasibility is attained when software products reach Beta release. Costs incurred prior to the establishment of technological feasibility are charged to product development expense.

          The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies.

          Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) on a product by product basis over the estimated life which is generally two years.

          All research and development expenditures are charged to research and development expense in the period incurred.

          Capitalized software costs and accumulated amortization as of June 30, 2000 and related software amortization expense for the period then ended was as follows:

                                         2000
                                       ---------

             Capitalized software:
               Internally developed    $ 88,254
             Accumulated amortization   (13,338)
                                       ---------
                                       $ 74,916
                                       =========

             Amortization expense      $ 13,338
                                       =========

================================================================================
                         FOREFRONT, INC. AND SUBSIDIARY
                    (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                         (A DEVELOPMENTAL STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 2000, 1999 AND FROM
                   JULY 13, 1998 (INCEPTION) TO JUNE 30, 2000
================================================================================

NOTE 8 -  ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES
          --------------------------------------------

          The Components of accounts payable and accrued liabilities were as follows:

                                              JUNE  30,
                                          ----------------
                                            2000     1999
                                          --------  ------

               Accounts payable           $926,790  $5,315
               Accrued compensation         29,750     -0-
               Other accrued liabilities    42,765     -0-
                                          --------  ------
                                          $999,305  $5,315
                                          ========  ======

NOTE 9 -  SHORT-TERM  NOTES  PAYABLE
          --------------------------

          Forefront has obtained short term financing to provide operating capital during 2000. This liability is made up of the following notes:

                                                     JUNE  30, 2000
                                                     --------------
              Note payable - due on demand bearing
              interest at 0% (See NOTE 15)           $      500,000
                                                     ==============

            Note payable - related party due on
              demand bearing interest at 9.5% (See
              NOTE 15)                               $       56,000
            Note payable - related party due on
              demand bearing interest at 9.5% (See
              NOTE 15)                                       50,000
                                                     --------------

                                                     $      106,000
                                                     ==============

NOTE 10 - LONG-TERM  DEBT
          ---------------

          The Company has long-term debt as of June 30, 2000 consisting of the following:

             Note payable - Financial Institution,
                 payable in 36 monthly installments of
                 1,298, bearing interest at 9.16%.
                 This note is collateralized by an
                 automobile.                                            $79,596

             Note payable - Financial Institution,
                 payable in 36 monthly installments of
                 $1,197, bearing interest at 9.17%.
                 This note is collateralized by an
                 automobile.                                             68,836

================================================================================
                         FOREFRONT, INC. AND SUBSIDIARY
                    (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                         (A DEVELOPMENTAL STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 2000, 1999 AND FROM
                   JULY 13, 1998 (INCEPTION) TO JUNE 30, 2000
================================================================================

NOTE 10 - LONG-TERM DEBT - CONTINUED
          --------------------------

             Note payable - Financial Institution,
                 payable in 36 monthly installments of
                 $1,119, bearing interest at 10.18%.
                 This note is collateralized by an
             automobile.                                                 43,254
                                                                      ----------
                                                                        191,686
             Less current portion:                                     (191,686)
                                                                      ----------

                                                                      $     -0-
                                                                      ==========

          Due to the financial condition of the Company as of and subsequent to the balance sheet, the Company defaulted on these loans and are considered payable on demand by lending institutions.


NOTE 11 - CAPITALIZED  LEASES
          -------------------

          During the period, the Company purchased equipment under two capital leases in the amount of $71,975. Monthly payments of $854 and $1,493 are due over three and two-year periods, respectively, bearing a capital lease rate of 9% to 16% annually. These leases mature in 2002 and 2003.

          Due to the financial condition of the Company as of and subsequent to the balance sheet, the Company defaulted on these leases and are considered payable on demand by leasing companies.

          Leased assets included in property and equipment are recorded at a cost of $71,975 less accumulated depreciation of $2,581.


NOTE 12 - RELATED  PARTY  TRANSACTIONS
          ----------------------------

          The Company has loans from two shareholders for $50,000 and $56,000, respectively, for a total of $106,000. All notes bear annual interest at 9.5% per year and each note is due 12 months from the note agreement dates. At June 30, 2000, interest expense approximated $300.

================================================================================
                         FOREFRONT, INC. AND SUBSIDIARY
                    (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                         (A DEVELOPMENTAL STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 2000, 1999 AND FROM
                   JULY 13, 1998 (INCEPTION) TO JUNE 30, 2000
================================================================================


NOTE 12 - RELATED  PARTY  TRANSACTIONS-  CONTINUED
          ----------------------------------------

          The Company has entered into an agreement with CyberQuest Group, Inc., a related party, for certain professional services related to the development of the Company's technologies. The companies are related through common ownership and control. Costs incurred under this agreement at June 30, 2000 approximated $781,349, and at the balance sheet date, the Company has accounts receivable from CyberQuest Group, Inc. of $55,826. This agreement was terminated on December 12, 1999 by both parties.

          The Company also purchased certain fixed assets and rented other property from CyberQuest during the fiscal year ended June 30, 2000 in the amount of $60,000 and $5,400, respectively.

          The Company engaged the professional services of a firm owned by a member of the Board of Directors for marketing and business plan expenses. Total costs incurred for the year ended June 30, 2000 were $430,743 of which $318,243 is unpaid as of June 30, 2000.

          During 1999, related parties acquired 40% of the common stock issued for cash. A loan was received by the Company from a related party of $1,833 with no due date or interest. See Note 14 regarding purchase of mineral leases from a related party.


NOTE 13 - INCOME  TAXES
          -------------

          At June 30, 2000, the Company has incurred operating losses for tax purposes of approximately $2,000,000. These losses will be available to offset income in future years. The Company has fully reserved the tax benefit of the operating losses because the likelihood of realization of the benefit cannot be established. For tax purposes, the Company has elected to report using a June 30 year end.

          As part of the acquisition of 57% of the outstanding stock of Web Partners, Inc. on March 15, 2000, the Company also has available approximately $2,205,000 of net operating loss carryforwards that are subject to certain annual limitations under Internal Revenue Code. These losses were incurred prior to the ownership change.

================================================================================
                         FOREFRONT, INC. AND SUBSIDIARY
                    (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                         (A DEVELOPMENTAL STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 2000, 1999 AND FROM
                   JULY 13, 1998 (INCEPTION) TO JUNE 30, 2000
================================================================================

NOTE 13 - INCOME  TAXES  -  CONTINUED
          ---------------------------

          The Company's income tax provision has been determined as follows:

                                                         2000        1999
                                                      -----------  --------
               Net loss before taxes                  $1,994,042   $20,182
                                                      ===========  ========

               Income taxes at 38.5%                  $  767,706   $ 7,770
               Decrease resulting from permanent
                 non-deductible expense                   (4,780)      -0-
               Tax benefit of losses not recognized
                 in the accounts, included in
                 valuation reserve                      (762,926)   (7,770)
                                                      -----------  --------

                                                      $      -0-   $   -0-
                                                      ===========  ========

          At June 30, 2000, the Company has approximately $4,199,000 of non-capital losses available for income tax purposes. These losses a

                YEAR                   AMOUNT
               -----                   ------
                2014               $   20,182
                2015                4,178,818
                                   ----------

                                    4,199,000
                                   ==========

NOTE 14 -  MINERAL  LEASES
           ---------------

          The Company acquired mineral leases for $1.00 from, a related party, known as Fame #1 and #2 located near the former town site of Anyox, British Columbia, Canada.

          The claims have not been proven to have a commercially minable ore reserve and therefore all costs for exploration and retaining the properties have been expensed.

          The claims may be retained by the Company only upon a yearly payment, or an equal amount of assessment work, of $2,750cn which is due starting September 25, 2000. The amounts due for September 25, 1999 have been paid.

          These leases have been disposed of pursuant to the merger dated May 25, 2000 with Web Partners, Inc.

================================================================================
                         FOREFRONT, INC. AND SUBSIDIARY
                    (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                         (A DEVELOPMENTAL STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                 FROM JULY 13, 1998 (INCEPTION) TO JUNE 30, 2000
================================================================================

NOTE 15 - CAPITALIZATION
          --------------

          The Company has been capitalized from funding raised through the issuance of the Company's Common Stock for cash and intangible assets in the amount of $8,085,477. Costs of the subscription approximated $154,500 and are treated as a reduction of additional paid-in capital.

          Preferred  Stock
          ----------------

          The Company has authorized the issuance of 200,000 shares of Preferred Stock, par value $0.001 per share. The Board of Directors of the Company has broad discretion to create one or more series of preferred stock and to determine the rights, preferences and privileges of any such series. This stock has a preference in involuntary liquidation compared to all other classes of common stock. At June 30, 2000, 200,000 shares of preferred stock have been issued.

          Notes  Payable
          --------------

          Notes payable at June 30, 2000 consisted of the following:

          The Company has issued $500,000 of notes payable dated February 3, 2000 through March 6, 2000 which carry no interest, payable 30 days after receipt of funds. These notes are convertible by the holder at maturity, the holder can convert this debenture to Common Stock at thirty-seven and one half cents ($.375) per share.

          As of the balance sheet date,  these notes have been  extended  thirty
          (30) days.

          Notes payable to executives bearing interest at nine and one-half percent (9.5%) per annum. These notes are demand notes totaling $106,000.


NOTE 16 - COMMITMENTS  AND  CONTINGENCIES
          -------------------------------

          As part of the merger agreement with Web Partners, Inc. on May 25, 2000, the Company is obligated to make its best efforts to implement a stock option plan and match, in similar terms, the options previously available to Web Partners, Inc. shareholders and vendors approximating 2,041,000 options. The Web Partners plan was terminated at the merger date. The Company has not yet completed the required Securities and Exchange Commission filings as of the balance sheet date.

================================================================================
                         FOREFRONT, INC. AND SUBSIDIARY
                    (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                         (A DEVELOPMENTAL STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                 FROM JULY 13, 1998 (INCEPTION) TO JUNE 30, 2000
================================================================================

NOTE 16 - COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED
          ---------------------------------------------

          Accordingly, no new options have been granted. This contingency may effect the reported acquisition costs of Web Partners, Inc. in the future when the stock option grants are issued.


NOTE 17 - SUBSEQUENT  EVENTS
          ------------------

          Due to the deteriorating cash position of the Company, several debt agreements have been defaulted upon and have been reclassified as current liabilities on the balance sheet. The cash deficiencies delayed the ability to commence the year end audit and has resulted in the Company being out of compliance with certain SEC regulations. This may impact the ability of the Company to obtain additional capital.

          Subsequent to the balance sheet date, the Company is involved in litigation with respect to unpaid vendor invoices of the Company in the amount of $14,000. This amount has been properly reported as of the balance sheet date.


NOTE 18 - PRO  FORMA  INFORMATION
          -----------------------

          The presentation for the consolidated financial statements has been presented as of the first day of the fiscal year. The subsidiary acquired was formed in September of 1998 but remained dormant with no activity until August 1, 1999. Consequently, no pro-forma disclosure is applicable for the fiscal year ended June 30, 1999.


NOTE 19 - OPERATING  LEASES
          -----------------

          The  Company  has  operating   leases  for  office   facilities  on  a
          month-to-month basis as of June 30, 2000. Total lease expenses incurred for the year under these leases approximated $97,000.


NOTE 20 - PENDING  OR  THREATENED  LITIGATION
          -----------------------------------

          The Company is in default of substantially all of its obligations with vendors and lenders as of the date of the auditors' report. Consequently, the Company may have future claims assessed against it as a result of these defaults. Additionally, the Company may be subject to litigation regarding the Company's trading status and alleged representations made by Company officials to certain investors. The Company has received notices regarding these issues but no formal legal proceeding has been filed. No provisions have been made for any litigation in that such amounts are not known or estimable.

                                           EXHIBIT  INDEX


EXHIBIT
NUMBER        DESCRIPTION                                                            PAGE
-------       -----------                                                            ----
  2.1*        Share Exchange Agreement

  2.2**       Agreement and Plan of Merger

  3.1***      Amended and Restated Articles of Incorporation

  3.2         Amended and Restated Bylaws

  4.1         Specimen Stock Certificate for Shares of Common Stock of the Company

  4.2***      Class A Preferred Stock Designation of Rights and Preferences

  10.1        Technology & Dispute Resolution Consulting, Inc. Agreement

  10.2        Lease

  10.3        Employment Contract with Santu Rohatgi

  10.4        Employment Contract with Wyly Wade

  10.5        Employment Contract with Mark Gray

  16.1****    Letter from Anderson Anderson & Strong  LLP

  27.1        Financial Data Schedule

* Filed as an Exhibit to a report by the Company on a Form 8-K, filed March 30, 2000, and incorporated herein by this reference.

** Filed as an Exhibit to a report by the Company on a Form 8-K, filed June 8, 2000, and incorporated herein by this reference.

*** Filed as an Appendix to the Company's Definitive Proxy Statement, filed April 25, 2000, and incorporated herein by this reference.

****  Filed  as an Exhibit to a report by the Company on a Form 8-K, filed March