Form 10QSB
period 2000-09-30
FOREFRONT INC
filed 2000-11-21
CIK 1071572

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                   __________________________________________
                                   FORM 10-QSB
(MARK  ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2000

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 0-25389

                                 FOREFRONT, INC.
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                NEVADA                                          98-0199128
         -------------------                                 ---------------
    (State  or  other  jurisdiction                            (I.R.S.  Employer
  of  incorporation  or organization)                        Identification No.)

  1413  South  Howard  Avenue,  Suite  104
             Tampa,  FL                                            33606
   --------------------------------------                    ---------------
  (address  of  principal  executive  offices)                 (Zip  Code)

                     Issuer's telephone number: 813-253-2267

                              540 N. TAMIAMI TRAIL
                               SARASOTA, FL 34236
               ---------------------------------------------------
                 (Former address of principal executive offices)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
(2)  HAS  BEEN  SUBJECT  TO  SUCH  FILING  REQUIREMENTS  FOR  THE  PAST 90 DAYS.
     YES  X       NO
         ---         ---

State the number of shares outstanding of each of the issuer's classes of common Equity, as of the latest practicable date:

On November 16, 2000, giving effect to an October 27, 2000 five-for-one forward stock split, the registrant had 75,450,055 shares of Common Stock, par value $0.0002 per share, outstanding.

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT (CHECK ONE):   YES [ ]  NO [X]

                                                                            Page
                                                                          Number
                                                                          ------

PART I -  FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . .  3

Item 1.   Consolidated Balance Sheets as at September 30, 2000 and June 30,
          2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

          Consolidated Statement of Operations for the three months ended
          September 30, 2000 and September 30, 1999 . . . . . . . . . . . . .  5

          Consolidated Statement of Cash Flows for the three months ended
          September 30, 2000 and September 30, 1999 . . . . . . . . . . . . .  6

          Notes for the Financial Statements . . . . . . . . . . . . . . . .   7

Item 2.   Management's Discussion and Analysis . . . . . . . . . . . . . . .   8

                         PART I - FINANCIAL INFORMATION

                         ITEM 1.   FINANCIAL STATEMENTS

==========================================================================================================
                                      FOREFRONT, INC. AND SUBSIDIARY
                                 (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                                      (A DEVELOPMENTAL STAGE COMPANY)
                                   UNAUDITED CONSOLIDATED BALANCE SHEETS
==========================================================================================================

ASSETS


                                                                              SEPTEMBER 30,     JUNE 30,
                                                                                  2000            2000
                                                                             ---------------  ------------
CURRENT ASSETS
  Cash                                                                       $                $     3,615
  Due from related party                                                             55,826        55,826
Employee Advances                                                                   100,865           -0-
  Prepaid expenses                                                                      -0-        21,734
                                                                             ---------------  ------------
    Total current assets                                                            156,691        81,175

Property and equipment, net                                                         491,292       628,583

Other Assets
  Goodwill - net                                                                  6,460,007     7,091,997
  Deposits                                                                            2,310         7,577
  Capitalized software costs less accumulated amortization
    of $26,103                                                                       81,783        74,916
  Patent rights, less accumulated amortization of $54,457                            18,042        38,822
                                                                             ---------------  ------------
    Total other assets                                                            6,562,142     7,213,312
                                                                             ---------------  ------------

  TOTAL ASSETS                                                               $    7,210,125   $ 7,923,070
                                                                             ===============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                           $      745,494   $   508,490
  Accounts payable - related party                                                  318,243       318,243
  Accrued liabilities                                                               586,828       172,572
  Current portion of capital leases                                                  54,675        54,626
  Current portion of long-term debt                                                 108,464       191,686
  Notes payable - convertible debentures                                             80,000           -0-
  Notes payable                                                                     500,000       500,000
  Notes payable - related party                                                     190,000       106,000
                                                                             ---------------  ------------
    Total current liabilities                                                     2,583,704     1,851,617

Long-term debt                                                                          -0-           -0-

Long-term capital lease liability                                                       -0-           -0-

Commitments and contingencies - Note 5                                                  -0-           -0-

Stockholders' equity (deficit)
  Class A - Preferred stock, $0.001 par value, 200,000 shares
    authorized; 200,000 shares issued and outstanding                                   200           200
  Common stock, $0.001 par value, 200,000,000
    shares authorized; 19,590,011 shares issued and outstanding
    and 15,090,011 outstanding, respectively                                         19,591        15,091
Subscription receivable                                                              (4,500)          -0-
  Additional paid-in capital                                                      7,924,348     8,070,386
  Deficit accumulated during the development stage                               (3,313,218)   (2,014,224)
                                                                             ---------------  ------------
    Total stockholders' equity (deficit)                                          4,626,421     6,071,453
                                                                             ---------------  ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    7,210,125   $ 7,923,070
                                                                             ===============  ============



==========================================================================================================

          The accompanying notes are an integral part of these consolidated financial statements.

================================================================================================
                                     FOREFRONT, INC. AND SUBSIDIARY
                               (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                                    (A DEVELOPMENTAL STAGE COMPANY)
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================================

                                               FOR THE THREE MONTHS Ended   INCEPTION  TO
                                                       September  30,       September 30,
                                                    2000          1999           2000
REVENUE
  Interest                                      $         5   $       -0-  $        2,579

EXPENSES
  Selling general and administrative               604,724         4,335        3,301,744
  Research and development                         107,973           -0-        1,307,340
  Depreciation and amortization                    718,715           -0-        1,342,741
                                               ------------  ------------  ---------------
                                                 1,431,412         4,335        5,951,825
                                               ------------  ------------  ---------------
OTHER INCOME
  Gain on disposition of asset                       1,475                          1,475

NET (LOSS) BEFORE MINORITY SHARE                                               (5,947,771)

LESS:  MINORITY SHARE OF
       OPERATIONAL LOSSES                                                       2,503,615

NET (LOSS)                                     $(1,429,932)  $    (4,335)  $   (3,444,156)
                                               ============  ============  ===============

BASIC AND FULLY DILUTED LOSS PER SHARE         $     (0.16)  $     (0.00)
                                               ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                            17,403,198    10,028,500
                                               ============  ============


================================================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

====================================================================================================
                                           FOREFRONT, INC. AND SUBSIDIARY
                                      (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                                           (A DEVELOPMENTAL STAGE COMPANY)
                         UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
====================================================================================================

                                                                COMMON  STOCK       PREFERRED  STOCK
                                                            ----------------------  ----------------

                                                              SHARES      AMOUNT    SHARES   AMOUNT
                                                            ----------  ----------  -------  -------
BALANCE - JUNE 30, 2000                                     15,090,011  $   15,091  200,000  $   200
                                                            ----------  ----------  -------  -------

Common Stock issued in private placement
  (never funded; shares cancelled October
   2000) - August 10, 2000                                   1,000,000       1,000

Common Stock issued in private placement
  (never funded; shares cancelled October
   2000) - August 14, 2000                                   1,000,000       1,000

Common Stock issued as collateral in debt
   Transaction ( transaction not completed;
   Shares cancelled October 2000) - August
   16, 2000                                                  2,500,000       2,500

BALANCE - SEPTEMBER 30, 2000                                19,590,011  $   19,591  200,000  $   200
                                                            ----------  ----------  -------  -------



====================================================================================================

             The accompanying notes are an integral part of these financial statements.

====================================================================================================
                                   FOREFRONT, INC. AND SUBSIDIARY
                             (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                                  (A DEVELOPMENTAL STAGE COMPANY)
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000, 1999
====================================================================================================

                                                   FOR THE THREE MONTHS Ended   INCEPTION  TO
                                                          September  30,        September 30,
                                                        2000         1999          2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $ (1,429,932)   $(4,335)       (5,947,771)
  Adjustment to reconcile net loss to
    net cash used in operating activities
  Minority interest in net loss of
    consolidated subsidiary - net of capital                -0-        -0-         1,222,385
  Depreciation and amortization                         718,715        -0-         1,342,741
     Gain on disposition of asset                        (1,475)       -0-            (1,475)
 Decrease in deposits
  Expenses in-kind                                          -0-      1,080             3,300
    Changes in operating assets and liabilities
    (Increase) in due from Cyberquest                       -0-        -0-           (55,826)
    (Increase)in employee advances                     (100,865)                    (100,865)
    Decrease in prepaid expenses                         21,734        -0-               -0-
    Decrease in deposits                                  5,267        -0-            (2,310)
    Increase in accounts payable                        236,942     (2,065)        1,063,674
    Increase in accrued liabilities                     414,256        -0-           586,829
    Increase in accounts payable - related party            -0-      5,500               -0-
                                                   ------------  ---------  -----------------
    Net cash (used) in operating activities            (135,358)       180        (1,889,318)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                      -0-        -0-          (404,576)
  Intangible asset expenditures                         (13,742)       -0-          (179,416)
                                                    ------------  ---------  ----------------
    Net cash (used) in investing activities             (13,742)       -0-          (583,992)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                           164,000        -0-           770,000
  Payments on long-term debt                                 49        -0-           (40,500)
  Capital lease payments                                 (3,626)       -0-           (20,975)
  Issuance of common stock                                  -0-        -0-            18,112
 Cost of capital                                        (15,000)       -0-           (15,000)
  Proceeds from equity investors net of
    issue costs                                             -0-        -0-         1,761,611
                                                    ------------  ---------  ----------------
    Net cash provided by financing activities           145,423     12,850         2,473,248
                                                    ------------  ---------  ----------------

NET INCREASE (DECREASE) IN CASH                          (3,677)       180               (62)
Cash - beginning of period                                3,615      1,283               -0-
                                                    ------------  ---------  ----------------

CASH - END OF PERIOD                                $       (62)  $  1,463               (62)
                                                    ============  =========  ================

Non-cash financing and investing activities:
--------------------------------------------
In  September  2000  a company  vehicle was repossessed. The amount removed from fixed assets was
$93,745 with $15,624 in accumulated depreciation, and a liability of $79,596 was removed as well.
====================================================================================================


The accompanying notes are an integral part of these financial statements.

                                 FOREFRONT, INC
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000

                      (Unaudited - Prepared by Management)

     1.  ORGANIZATION

     The Company was incorporated under the laws of the State of Nevada on July 13, 1998 with the authorized common shares of 200,000,000 shares at $0.001 par value. Although the Company was organized for the purpose of acquiring and developing mineral properties, it disposed of its mineral properties and acquired 57% of Web Partners, Inc. (WPI) during March 2000, and the remaining 43% in May, 2000. WPI, a Florida Corporation formed in September 1998, is a development-stage company with its core business focused on the research and development of new web-based technologies. As part of the merger transaction, WPI was dissolved into the Company and a new Nevada corporation (Forefront Technologies, Inc.) was simultaneously formed and carries on in place of WPI. Since its inception the Company has completed a series of Regulation D offerings of 12,028,500 shares of its capital stock for cash. In March 2000 it exchanged 4,000,000 shares of stock for its 57% interest in WPI. In addition, 4,000,000 shares were returned to treasury in March 2000 and canceled. In May, 2000 the Company issued 3,024,754 shares for the remaining 43% of WPI. In August 2000, the Company issued 4,500,00 shares in two separate transactions that were never funded. The shares were returned and canceled in October 2000.

     2.  BASIS  OF  PRESENTATION

     The accompanying unaudited balance sheets of Forefront, Inc. (the "Company") (a development stage company) at September 30, and the unaudited statements of operations and unaudited statements of cash flow for the three months ended September 30, 2000 and 1999 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     Operating results for the quarter ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending June 30, 2001, in part because of serious cash flow deficiencies the Company experienced during the past several months.

     3.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Accounting Methods

     The Company and WPI (now Forefront Tech) recognize income and expenses Based on the accrual method of accounting. Forefront Tech - WPI revenue recognition practices will conform to appropriate software revenue recognition standards.

     Dividend  Policy

     The  Company  has  not yet adopted a policy regarding payment of dividends.

     Income  Taxes

     On June 30, 2000, the Company had a net loss carry forward of approximately $2,000,000. These losses, in addition to current period losses of $1,429,932, will be available to offset income in future years. The Company has fully reserved the tax benefit of these losses. As part of the acquisition of 57% of the outstanding stock of WPI on March 15, 2000, the Company also has available approximately $2,205,000 of net operating loss carryforwards that are subject to certain annual limitations under Internal revenue Code. These losses were incurred prior to the ownership change.

     Loss  per  Share

     Loss per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FASB Statement No. 128.

     Foreign  Currency  Translation

     Part of the transactions of the Company in 2000 and 1999 were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized. All WPI transactions have been in US dollars.

     4.  GOING  CONCERN

     The Company and Forefront Tech will need additional working capital to be successful in its planned activity and therefore continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management of the Company and Forefront Tech have developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company and Forefront Tech to operate for the coming years. This strategy has been slow in execution, and accordingly, the Company has run out of cash.

     As discussed in more detail under "Managements Discussion and Analysis", the Company is in immediate need of capital due to significant cash flow deficiency and may not continue as a going concern. The Company has no cash to run its operation. In short, the Company requires an immediate cash infusion or may have to suspend operations, with one alternative being to seek protection under the appropriate Federal Bankruptcy procedures. Should the company be unable to continue as a going concern, the assets and liabilities listed in the accompanying financial statements would require restatement on a liquidation basis which would differ materially from the values as a going concern.


     5.  COMMITMENTS  AND  CONTINGENCIES
         -------------------------------

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

     6.  Debt
         ----
     Due to the financial condition of the Company as of and subsequent to the balance sheet, the Company defaulted on the capital leases, which are considered payable on demand by leasing companies. In addition, on Sepember 14, 2000, one company owned vehicle was repossessed by the lender to satisfy the unpaid debt. The estimated cost of repo fees and interest has been accrued as of September 30, 2000.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     This Form 10-QSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions identify forward-looking statements that involve risks and uncertainties. You should not place undue reliance on forward- looking statements in this Form 10-QSB because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-QSB and our Form 10-KSB filed November 14, 2000. Actual results could differ materially from the results discussed in the forward-looking statements.

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

     The major spending areas comprising the approximately $4,500,000 of Forefront Tech deficits at June 30,2000 include advertising expenses of $162,000 and other selling, general, and administrative expenses of $2,500,000, research and development cost approximated $1,200,000 and depreciation and amortization $624,000.

     Forefront Tech's technology toolkit is designed to deliver a complete online advertising platform. The toolkit is comprised of a 30-second online commercial spot system, called a CyberSpot, and an audience measurement and commercial delivery verification system, called Delivery Verification Technology ("DVT"). CyberSpots are Web-based interactive multi-media commercial spots which use Forefront Tech's Instant On User Interface ("IOUi") technology which enables the spot to reach the audience quickly and with minimal disruptions. DVT provides an online advertising measurement system that verifies audience reach and spot delivery.

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

Results  of  Operations:

Revenue

     The Company was involved in the exploration and development of mineral properties. Since inception the property has generated no revenue and the property was never developed because of the lack of financing. The Company's future revenue stream is based on its 100% owned subsidiary Forefront Tech. Through November 15, 2000, Forefront Tech has recognized no revenue but does have contracts, orders, and letters of intent from customers. In addition, Forefront Tech is presently producing commercial spot advertisements that may generate future revenue. Revenue recognition in the last quarter of 2000 and beyond will depend upon the status of the projects at that time and the applicable revenue recognition accounting standards.

Expenses

     For the three months ended September 30, 2000, the Company and Forefront Tech have recognized expense of approximately $1,431,000 compared to spending of $4,335 for the period three months ended September 30, 1999. The Company and its subsidiary have ten full time employees, with Forefront Tech absorbing all personnel and indirect costs.

     Although WPI (now Forefront Tech) was organized in 1998 it did not start meaningful operations until July 1999. Personnel and personnel related costs were $493,625 in 2000 and $0 in 1999. Although cash flow shortfalls caused the Company to curtail operations during this quarter, it continued to accrue payroll and payroll related expenses for employees who chose to continue to work and accept payment at a later date. Legal, accounting, and other professional consulting fees were $101,209 in 2000 and $1,893 in 1999. In addition, the Company recognized approximately $719,000 of depreciation and amortization in 2000, with no corresponding expense in 1999. The $719,000 consists principally of the amortization of goodwill related to the acquisition of Forefront Tech/WPI.


Liquidity  and  Capital  Resources

     The Company and WPI individually financed their operations to date with a series of Regulation D offerings of their respective shares of capital stock, generally for cash. The Company's March 2000 private placement was for 2,250,000 shares at $0.85 per share with proceeds of $1,912,500. Prior to the merger, WPI raised $500,000 in the form of bridge financing from a shareholder group. The notes are past due and the shareholder group has sent the Company a demand letter. The Company also raised a total of $190,000 in bridge financing from the two founders through September 30, 2000. During the first quarter of this fiscal year, the Company has entered into a number of non-binding agreements with various financial groups to raise both debt and equity capital. In one such transaction, the Company issued 2,500,000 shares of Class A Common Stock as collateral for a loan transaction. The transaction failed to go through. In a separate transaction, the Company issued 2,000,000 shares of Class A Common Stock in a private placement that was never funded. The stock from both transactions has been returned and canceled subsequent to September 30, 2000.

     In other transactions, the Company raised $80,000 by issuing convertible corporate debentures with stock warrants in August, 2000. Just recently, the Company sold 375,000 post split shares at $0.10 per share.

     The combined operations had a net working capital deficit of $2,427,014 at September 30, 2000. The current Liabilities of $2,583,643 at September 30, 2000 include $500,000 of past due bridge financing from a shareholder Group, $190,000 of bridge financing from two company founders, $30,000 of bridge financing from a director and a business associate of a director. Accounts payable of $1,063,675 include $355,743 payable to a Forefront Tech Consulting firm founded by this same director. This consulting has been in the areas typical to a development stage Company and has included assistance with business plan development, pricing models, and intellectual property. These services were contracted for in the ordinary course of business, prior to the director being appointed to the Company's board of directors, and management believes the pricing and terms were as favorable as that which could have been obtained from an independent third party.

     Also included in other liabilities at September 30, 2000, was $566,703 of payroll related liabilities. The Company has been unable to fund employee payrolls since early July, 2000, but continues to accrue payroll for those employees continuing to work and for employees with contractual obligations.

     The Company's estimated monthly cash requirements approximate $275,000. This amount may decrease as revenue is generated. However, like most other development stage companies, Forefront Tech and the Company may not generate cash from operations for a number of quarters, if at all. The Company experienced severe cash flow deficiencies starting in June 2000 and effectively ran out of money during the summer of 2000.

     The Company is in immediate need of capital due to significant cash flow deficiency and may not continue as a going concern. The Company has no cash to run its operation. Each week it continues to build up additional past due payroll and vendor liabilities. In short, the Company requires an immediate cash infusion or may have to suspend operations, with one alternative being to seek protection under the appropriate Federal Bankruptcy Procedures. If the Company goes into Chapter 11, existing shareholder investments may be diluted substantially or be completely lost through satisfaction of creditor claims. If a Chapter 11 reorganization is not successful, the Company may be forced into Chapter 7, in which case shareholders may lose their investment completely.

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

PART  II  -  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
(a)  EXHIBITS


The  following  exhibit  accompanies  this  Form  10-QSB:
Exhibit No.      Description
27.1             Financial  Data  Schedule


(b)  REPORTS  ON  FORM  8-K
The  following  reports on Form 8-K were filed during the third quarter of 2000:

                         None;

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREFRONT,  INC.


/s/  Santu  Rohatgi                    11/20/00
-------------------                    --------
Santu Rohatgi, President               Date

                                  EXHIBIT INDEX


Exhibit  No.     Description
27.1             Financial  Data  Schedule