Form 10QSB
period 2000-12-31
FOREFRONT INC
filed 2001-02-16
CIK 1071572

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                 CURRENT REPORT

       (Mark  One)

        X       QUARTERLY  REPORT  UNDER  SECTION  13  OR 15(d) OF
       ---      THE  SECURITIES  EXCHANGE  ACT  OF  1934

                For the quarterly period ended December 31, 2000

                TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF
       ---      THE  EXCHANGE  ACT

                For  the  transition  period  from _______to  _________

                Commission  file  number  0-25389

                                 FOREFRONT, INC.
               ----------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 NEVADA                                  98-0199128
      -----------------------------                   -----------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification  No.)

           1413 South Howard Avenue, Suite 104, Tampa, Florida  33606
               ----------------------------------------------------
                    (Address of principal executive offices)

          Registrant's  telephone  number,  including  area  code:  813-253-2267
                                                                    ------------

               ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


As of February 15, 2001, the small business issuer had a total of 16,911,714 shares of its Common Stock outstanding.

                                TABLE OF CONTENTS


Part  I  -  Financial  Information                              3

Item  1.  Consolidated  Balance  Sheets  as  at
          December  31,  2000  and  June 30, 2000               3

                       FOREFRONT,  INC.  AND  SUBSIDIARY
                    (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                         (A DEVELOPMENTAL STAGE COMPANY)
                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                   December 31,     June 30,
                                                       2000           2000

Current Assets
  Cash                                            $       8,553   $     3,615
  Accounts receivable                                    20,831           -0-
  Due from related party                                 55,826        55,826
  Employee advances                                     106,899           -0-
  Prepaid expenses                                          -0-        21,734
  Accrued interest receivable                             3,124           -0-
                                                  --------------  ------------
  Total Current Assets                                  195,239        81,175
                                                  --------------  ------------

Property and equipment, net                             443,061       628,583
                                                  --------------  ------------

Other Assests
  Goodwill - net                                      5,828,017     7,091,997
  Deposits                                                2,654         7,577
  Capitalized software costs
    Less accumulated amortization
      of $39,589                                         68,298        74,916
  Patent rights, less accumulated
    Amortization of $68,055                               4,444        38,822
                                                  --------------  ------------
Total other assets                                    5,903,413     7,213,312
                                                  --------------  ------------

TOTAL ASSETS                                      $   6,541,713   $ 7,923,070
                                                  ==============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts payable                              $     725,139   $   508,490
    Accounts payable -
      Related party                                     355,743       318,243
    Accrued liabilities                                 733,987       172,572
    Current portion of
      capital leases                                     50,846        54,626
    Current portion of
      long term debt                                    118,086       191,686
    Notes payable -
      convertible debentures                            130,000           -0-
    Notes payable                                       500,000       500,000
    Notes payable -
      related party                                     199,196       106,000
                                                  --------------  ------------

Total current liabilities                             2,812,997     1,851,617
                                                  --------------  ------------

Long term debt                                              -0-           -0-

Long term capital
  leases liability                                          -0-           -0-

Commitments and contingencies - Note 5                      -0-           -0-

Stockholders' equity (deficit)
  Class A - Preferred stock, $0.001
    par value, 200,000 shares authorized,
    issued and outstanding 1,000,000 shares                 200           200

  Common stock, $0.001 par value, 200,000,000
    shares authorized; 76,080,055 shares issued
    and outstanding and 15,090,011 outstanding
    respectively                                         77,529        15,091
Additional paid in capital                            8,100,265     8,070,386
  Deficit accumulated during the development
    stage                                           (-4,449,278)   (2,014,224)
                                                  --------------  ------------

Total stockholders' equity (deficit)                  3,728,716     6,071,453
                                                  --------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   6,541,713   $ 7,923,070
                                                  ==============  ============

  The accompanying notes are an integral part of these financial statements

                    FOREFRONT, INC. AND SUBSIDIARY
                (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                     (A DEVELOPMENTAL STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                      FOR THE THREE MONTHS ENDED   INCEPTION TO
                                              December 31,          DECEMBER 31,
                                          2000           1999          2000
REVENUE
Sales                                 $     20,831                       20,831
Interest                                     4,337            -0-         6,916
                                      -------------                 ------------
Total Revenue                               25,168                       27,747
                                      -------------                -------------

EXPENSES
  Selling general and administrative       442,923          3,894     3,744,667
  Research and development                     -0-            -0-     1,307,340
  Depreciation and Amortization            708,374            -0-     2,051,115
                                      -------------  -------------  ------------
Total Expenses                           1,151,297          3,894     7,103,122
                                      =============  =============  ============

OTHER INCOME
  Gain (Loss) on disposition of
    Asset                              (     9,931)                 (     8,456)
                                      -------------                -------------

NET (LOSS) BEFORE MINORITY SHARE       ( 1,136,060)  $  (   3,894)  ( 7,083,831)

LESS: MINORITY SHARE OF OPERATIONAL
  LOSSES                                                               2,503,615

NET (LOSS)                            $ (1,136,060)  $  (   3,894)  $(4,580,216)
                                      =============  =============  ============

BASIC AND FULLY DILUTED LOSS PER
  SHARE                               $ (       01)  $  (      00)
                                      =============  =============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING           $ 75,053,605   $ 10,028,500
                                      =============  =============

                         FOREFRONT, INC. AND SUBSIDIARY
                    (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                         (A DEVELOPMENTAL STAGE COMPANY)
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
               FOR THE THREE MONTHS ENDED DECEMBER 31, 2000, 1999

                                                                                      ADDITIONAL
                                      COMMON STOCK               PREFERRED STOCK       PAIN IN
                                 ---------------------       ---------------------     CAPITAL
                                 SHARES         AMOUNT        SHARES       AMOUNT   --------------

BALANCE
  SEPTEMBER 30,2000           $ 19,590,011        19,591          200,00      200       7,924,348

CANCELLATION OF COMMON
  STOCK ISSUED IN
    PRIVATE  PLACEMENT
      (NEVER  FUNDED)         (  2,000,000)  (     2,000)                                   2,000

CANCELLATION OF COMMON
  STOCK ISSUED AS
    COLLATERAL IN DEBT -
      (TRANSFER NOT
        COMPLETE)              ( 2,500,000)  (     2,500)                                   2,500

COMMON STOCK ISSUED IN
  PRIVATE PLACEMENT
    OCTOBER, 2000                  250,000           250                                  119,750

COMMON STOCK ISSUED IN
  5 FOR 1 FORWARD STOCK
    SPLIT NOVEMBER,
        2000                    61,360,044        61,360                                (  61,360)

COMMON STOCK ISSUED AS
  IRA FOR OCTOBER
    PRIVATE PLACEMENT
          ($12,000)                100,000           100                                (     100)

COMMON STOCK ISSUED IN
  PRIVATE PLACEMENT -
    NOVEMBER, 2000                 375,000           375                                   37,425

COMMON SHARES ISSUED
  FOR TRANSFER AGENT FEES -
    DECEMBER, 2000                   5,000             5                                      495

COMMON SHARES ISSUED TO
  RELATED PARTY FOR LEASE
    GUARANTEE                      348,000           348                                   75,207
                              -------------  ------------  --------------  -----------  ----------

TOTALS                        $ 77,528,055        77,529         200,000          200   8,100,265

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE FINANCIAL STATEMTNS

                         FOREFRONT, INC. AND SUBSIDIARY
                    (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                         (A DEVELOPMENTAL STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED DECEMBER 31, 2000, 1999


                                                  FOR THE THREE MONTHS ENDED   INCEPTION TO
                                                         DECEMBER  31,         DECEMBER 31,
                                                    2000             1999         2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                      $  (1,136,060)  $    ( 3,894)  $(7,083,831)
Adjustment to reconcile net loss
  to net cash used in operating
    activities
Minority interest in net
  loss of consolidated
    subsidiary - net of capital                         -0-            -0-     1,222,385
Depreciation and amortization                       708,374            -0-     2,051,115
Loss on  disposition of asset                         9,931            -0-         8,456
Decrease in deposits
  Expenses in-kind                                      -0-            -0-         3,300
  Changes in operating assets
    & liabilities
  Increase in accounts receivable                (   20,831)           -0-    (   20,831)
  (Increase) in due from Cyberquest                     -0-            -0-    (   55,826)
  (Increase) in employee advances                (    6,034)           -0-    (  106,899)
  Decrease in deposits                           (      344)           -0-        (2,654)
  Increase in accounts payable                       17,207    (       813)    1,080,881
  Increase in accrued liabilities                   147,159            -0-       733,988
  Increase in accounts payable -
    related party                                       -0-          3,000           -0-
  Capital contribution                                  780
(Increase) in accrued interest                   (    3,124)           -0-    (    3,124)
                                                ------------  -------------  ------------
Net cash (used) provided in operating
  activities                                     (  283,722)   (       927)   (2,173,040)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                           (    1,070)           -0-    (  405,646)
  Intangible asset expenditures                         -0-            -0-    (  179,416)
                                                ------------  -------------  ------------
Net cash (used) in investing
  activities                                     (    1,070)           -0-      (585,062)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                        50,000            -0-       820,000
  Payments on long-term debt                         15,717            -0-    (   24,783)
  Capital lease payments                         (      154)           -0-    (   21,129)
  Issuance of common stock                          227,850            -0-       245,962
Cost of capital                                         -0-            -0-    (   15,000)
  Proceeds from equity investors
    net of issue costs                                  -0-            -0-     1,761,611
  Other financing activities
                                                ------------  -------------  ------------
Net cash provided by financing
  activities                                        293,413            -0-     2,766,661

NET INCREASE (DECREASE) IN CASH                       8,621    (       927)        8,559
Cash - beginning of period                              (62)         1,283           -0-
                                                ------------  -------------  ------------

Cash - END OF PERIOD                            $     8,559   $        356   $     8,559
                                                ============  =============  ============

                                 FOREFRONT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

                      (Unaudited - Prepared by Management)


1.     ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on July 13, 1998 with the authorized common shares of 200,000,000 shares at $0.001 par value. Although the Company was organized for the purpose of acquiring and developing mineral properties, it disposed of its mineral properties and acquired 57% of Web Partners, Inc. (WPI) during March 2000, and the remaining 43% in May, 2000. WPI, a Florida Corporation formed in September 1998, is a development-stage company with its core business focused on the research and development of new web-based technologies. As part of the merger transaction, WPI was dissolved into the Company and a new Nevada corporation (Forefront Technologies, Inc.) was simultaneously formed and carries on in place of WPI. Since its inception the Company has completed a series of Regulation D offerings of 12,028,500 shares of its capital stock for cash. In March 2000 it exchanged 4,000,000 shares of stock for its 57% interest in WPI. In addition, 4,000,000 shares were returned to treasury in March 2000 and canceled. In May, 2000 the Company issued 3,024,754 shares for the remaining 43% of WPI. In August 2000, the Company issued 4,500,000 shares in two separate transactions that were never funded. The shares were returned and canceled in October 2000. On October 27, 2001 the Company completed a Five-For-One forward stock split resulting in the issuance of 61,360,044 shares.

2.     BASIS  OF  PRESENTATION

The accompanying unaudited balance sheets of Forefront, Inc. (the "Company") (a development stage company) at December 31, and the unaudited statements of operations and unaudited statements of cash flow for the three months ended December 31, 2000 and 1999 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2000, are not necessarily indicative of the results that can be expected for the year ending June 30, 2001, in part because of serious cash flow deficiencies the Company experienced during the past several months.

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

                                 FOREFRONT, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                December 31, 2000

                      (Unaudited - Prepared by Management)


Income  Taxes

On June 30, 2000, the Company had a net loss carry forward of approximately $2,000,000. These losses, in addition to current year to date losses of $2,565,992 will be available to offset income in future years. The Company has fully reserved the tax benefit of these losses. As part of the acquisition of 57% of the outstanding stock of WPI on March 15, 2000, the Company also has available approximately $2,205,000 of net operating loss carry forwards that are subject to certain annual limitations under Internal Revenue Code. These losses were incurred prior to the ownership change.

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

                                 FOREFRONT, INC.
                          (A Development State Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                December 31, 2000

                      (Unaudited - Prepared by Management)


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

5.     DEBT

Due to the financial condition of the Company as of and subsequent to the June 30, 2000, the Company remains in default on the capital leases, which are considered payable on demand by leasing companies.


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

Plan  of  Operation  -  Background

Forefront, Inc. (the "Company"), was formerly named Anyox Resources, Inc. ("Anyox"). Anyox, a Nevada corporation, was formed in 1998 and operated as an early development state company until March 2000 when it acquired 57% of Web Partners, Inc. ("WPI"), a Florida corporation. The remaining 43% minority interest was subsequently acquired in May 2000. At that time, WPI was merged into a subsidiary of Anyox; Forefront Technologies, Inc. ("Forefront Tech") which took on the assets, liabilities and business of WPI. Anyox changed its name to Forefront, Inc. At that time, Forefront Tech (formerly WPI) was an early development stage company, which was formed in September 1998 and began operations in August 1999. Forefront Tech's core business is focused on the research and development of new web-based technologies. Forefront Tech also provides creative production services in connection with developing online 30-second commercial spot advertisements. Neither business unit has had any revenue to date. Forefront Tech had accumulated approximately $4,517,839 in deficits through June 30, 2000. Due to minority interest accounting, the Company reported only $2,014,224 of this accumulated deficit at June 30, 2000.

                                 FOREFRONT, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                December 31,2000

                      (Unaudited - Prepared by Management)

The major spending areas comprising the approximately $4,500,000 of Forefront Tech deficits at June 30, 2000 include advertising expenses of $162,000 and other selling, general, and administrative expenses of $2,500,000, research and development cost approximated $1,200,000 and depreciation and amortization $624,000.

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

Forefront Tech intends to generate revenue from licensing fees, creative/production fees and a technology license based on a cost-per-play model. Forefront Tech plans to produce and distribute CyberSpot production software that will enable global production of CyberSpots by advertisers, agencies and web development firms. WPI plans to license its family of technologies within the U.S., Asia and Europe.

Forefront Tech's revenue model currently focuses on four distinct revenue drivers: (1) the development of CyberSpot ads; (2) the delivery of CyberSpot ads; (3) CyberSpot enterprise licensing; (4) CyberSpot reseller licensing; and
(5)  DVT  licensing.

Each revenue driver has associated variable expenses. Ad production variable costs are comprised entirely of human resources. A certain number of personnel are needed to produce and test each ad. The CyberSpot per play variable cost is comprised of the fee charged by the ad delivery strategic partner. DVT variable costs are also comprised entirely of human resources. The DVT team will be responsible for marketing the DVT technology and identifying addition applications for the technology. Development of the toolkit is the largest expense item included in the operating expenses. Executive and operational team salaries and benefits, CyberSpot licensee technical support, legal fees and advertising also account for a significant portion of the operating expenses.

Results  of  Operations:

     Revenue

The Company was involved in the exploration and development of mineral properties. Since inception the property has generated no revenue and the property was never developed because of the lack of financing. The Company's future revenue stream is based on its 100% owned subsidiary Forefront Tech. Forefront Technologies has begun producing revenue however, revenues are still not sufficient to cover operating expenses. Forefront Tech has contracts and orders from customers. In addition, Forefront Tech is presently producing commercial spot advertisements that may generate future revenue. The Email Advertising Channel looks promising as a revenue source for CyberSpot. Recently published research indicates that email is

                                 FOREFRONT, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                December 31, 2000

                      (Unaudited - Prepared by Management)

the most effective Internet advertising vehicle. CyberSpot is particularly well suited for email advertising because CyberSpot opens automatically in many email clients and requires no player, unlike other rich media products. Revenue recognition in 2001 and beyond will depend upon the status of the projects at that time and the applicable revenue recognition accounting standards.

     Expenses

For the three months ended December 31, 2000, the Company and Forefront Tech have recognized expense of approximately 1,151,297 compared to spending of $3,894 for the period three months ended December 31, 1999. The company and its subsidiary have five full time employees, with Forefront Tech absorbing all personnel and indirect costs.

Although WPI (now Forefront Tech) was organized in 1998, it did not start meaningful operations until July 1999. Personnel and personnel 2000 and related costs for Forefront, Inc. were 446,723 and $0 for the three months ending December 31, 1999 respectively. Although cash flow shortfalls caused the Company to curtail operations during this quarter, it continued to accrue payroll and payroll related expenses for employees who chose to continue to work and accept payment at a later date.

The employees worked at their own will while continuing to look for employment elsewhere. Legal, accounting, and other professional consulting fees were $44,472 in 2000 and $3,894 in 1999. In addition, the Company recognized approximately $708,374 of depreciation and amortization in 2000, with no corresponding expense in 1999. The $708,374 consists principally of the amortization of goodwill related to the acquisition of Forefront Tech/WPI.

     Liquidity  and  Capital  Resources

The Company and WPI individually financed their operations to date with a series of Regulation D offerings of their respective shares of capital stock, generally for cash. The Company's March 2000 private placement was for 2,250,000 at $0.85 per share with proceeds of $1,912,500. Prior to the merger, WPI raised $500,000 in the form of bridge financing from a shareholder group. The Company and the shareholder group have verbally agreed that this bridge loan, having no stated interest rate, will be paid back upon the company raising $3.1 million in capital. The Company also raised a total of $190,000 in bridge financing from the two founders through December 31 2000. During the first quarter of this fiscal year, the Company has entered into a number of non-binding agreements with various financial groups to raise both debt and equity capital. In one such transaction, the Company issued 2,500,000 shares of Class A common Stock as collateral for a loan transaction. The transaction failed to go through. In a separate transaction, the Company issued 2,000,000 shares of Class A Common Stock in a private placement that was never funded. The stock from both transactions has been returned and canceled subsequent to September 30, 2000.

In other transactions, the Company raised $80,000 by issuing convertible corporate debentures with stock warrants in August, 2000. The Company issued 250,000 shares in a private placement in October, 2000, raising $120,000. Just recently, the

                              FOREFRONT TECH, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                December 31, 2000

                      (Unaudited - Prepared by Management)

Company sold 375,000 post split shares at $0.10 per share. The Company issued an additional 5000 post split shares in payment of professional fees and 100,000 shares in payment of fees for the October, 2000 private placement. Management of the company has given A Rising Solution, Inc. 348,000 shares for guaranteeing rent payments. Santu Rohatgi, an officer of ForeFront, Inc., is a cofounder of this company.

The combined operations had a net working capital deficit of $2,617,758 at December 31, 2000. The current liabilities of $2,812,997 at December 31, 2000 include $500,000 of past due bridge financing from a shareholder group, $190,000 of bridge financing from two company founders, $30,000 of bridge financing from a director and a business associate of a director. Accounts payable of $1,080,882 include $355,743 payable to a Forefront Tech consulting firm founded by this same director. This consulting has been in the areas typical to a development stage company and has include assistance with business plan development, pricing models, and intellectual property. These services were contracted for in the ordinary course of business, prior to the director being appointed to the Company's board of directors, and management believes the pricing and terms were as favorable as that which could have been obtained from an independent third party.

Also included in other liabilities at December 31, 2000 was $717,350 of payroll related liabilities. The Company has been unable to fund employee payrolls since early July, 2000, but continues to accrue payroll for those employees continuing to work and for employees with contractual obligations.

The Company's estimated monthly cash requirements approximately $75,000. However, like most other development stage companies, Forefront Tech and the company may not generate cash from operations for a number of quarters, if at all. The company experienced severe cash flow deficiencies starting in June
2000  and  effectively  ran  out  of  money  during  the  summer  of  2000.

The Company is in immediate need of capital due to significant cash flow deficiency and may not continue as a going concern. The company has no cash to run its operation. Each week it continues to build up additional past due payroll and vendor liabilities. In short, the Company requires an immediate cash infusion or may have to suspend operations, with one alternative being to seek protection under the appropriate Federal Bankruptcy procedures. In the company goes into Chapter 11, existing shareholder investments may be diluted substantially or be completely lost through satisfaction of creditor claims. If a Chapter 11 reorganization is not successful, the company may be forced into Chapter 7, in which case shareholders may lose their investment completely.

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

                          PART 1-FINANCIAL INFORMATION

Item  1  Financial  Statements

The  information  required  to be provided is provided below or attached hereto.

Item  2  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

Some of the information herein contains forward-looking statements within the meaning of the federal securities laws. These statements include, among others, business development plans, strategies, expectations regarding competition and market acceptance of our products and services. Forward-looking statements typically are identified by use of terms like "may," "will," "expect," "anticipate," "estimate" and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including our substantial operating losses, availability of capital resources, ability to compete effectively, economic conditions, unanticipated difficulties in development of products and services, ability to gain market acceptance and market share, ability to manage growth, dependence on third party content providers and dependence on our key personnel.

The following discussion and analysis should be read in conjunction with the financial statements herein.

The Company remains a development stage company with immaterial revenues and substantial general and administrative expenses, including expenses related to its clinical studies programs. The Company's cash has been provided from its fund-raising activities, all of which have been conducted on a private basis (as to fund raising, we have received capital in private placements of restricted stock to persons known by Management and believed to be accredited investors.) The Company believes potential private placements, a placement agreement reached with May Davis Group, Inc., and an eventual registered public offering, if successful, will assist the Company in meeting its cash needs, but there is no guarantee.

These sporadic private placements are only to persons who are mostly, in management's opinion, accredited investors, and willing to assume the risk of loss of their entire investment, and management hopes that these
subscriptions  will  continue.  The  Company  is  seeking  an   underwriter  to
underwrite a public offering of securities, and has sporadic discussions with interested parties in New York, primarily, in the hope that one will be engaged.

The Company has not been able to substantially meet its cash needs during the past 12 months. In January, 2001, we entered into a equity credit line agreement with Cornell Capital Partners presented by May Davis Group, Inc., to sell $10 million of the Company's common stock. The aggregate equity investment committed to the Company by May Davis could reach $20 million.
These funds will be used to further develop our products, working capital, and for acquisitions, alliances and other corporate opportunities. Other terms and conditions apply.

We hope to generate revenue from licensing fees, creative production fees and a technology license based on a cost-per-play model. We plan to produce and distribute CyberSpot production software that will enable global production of CyberSpots by advertisers, agencies and web development firms. Forefront plans to license its family of technologies within the U.S., Asia and Europe.

Forefront revenue model currently focuses on four distinct revenue drivers: (1) the development of CyberSpot ads; (2) the delivery of CyberSpot ads; (3) CyberSpot enterprise licensing; and (4) DVT licensing. Each revenue driver has associated variable expenses. Ad production variable costs are comprised entirely of human resources. A certain number of personnel are needed to produce and test each ad. DVT variable costs are also comprised entirely of human resources. The DVT team will be responsible for marketing the DVT technology and identifying additional applications for the technology. The CyberSpot per play variable cost is comprised of the fee charged by the ad delivery strategic partner. Development of the toolkit is the largest expense item included in the operating expenses. Executive and operational team salaries and benefits, CyberSpot licensee technical support, legal fees and advertising also account for a significant portion of the operating expenses.

Forefront has recognized a small revenue but during this quarter. In addition, Forefront is presently producing commercial spot advertisements that may generate future revenue. Revenue recognition in the calendar year 2001 will depend upon the status of the projects at that time and the applicable revenue recognition accounting standards.

For the year ended June 30, 2000, the Company expended approximately $4,500,000 compared to spending of $20,000 for the period July 13, 1998 (inception) through June 30, 1999. During both periods the expenses were administrative in nature. On an ongoing basis, the Company expects to incur expenses typical to an OTC Bulletin Board entity, including accounting fees, legal fees, filing fees and transfer agent fees. The Company has five full time employees, with the subsidiary Forefront Tech absorbing all personnel and indirect costs.

The Company and subsidiary Forefront Technology, Inc. (formerly WPI) individually financed their operations to date with a series of Regulation D offerings of their respective shares of capital stock, generally for cash. The combined operations had net working capital deficit of $1,770,000 at June
30, 2000. The current liabilities of $1,851,000 at June 30, 2000, include $500,000 of bridge financing from a shareholder group, $106,000 of bridge financing from two company founders, and accounts payable of $826,733.

The Company's estimated monthly cash requirements approximate $75,000. This amount may decrease as revenue is generated. However, like most other development stage companies, Forefront Tech and the Company may not generate cash from operations for a number of quarters, if at all. The Company has experienced severe cash flow deficiencies starting in June 2000.

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



                            PART II-OTHER INFORMATION

Item  6.  Exhibits  and  Reports  on  Form  8-K

a.  Exhibits  Index  -  FORM  10-QSB.  None.

b.  Reports  on  Form  8-K.  None.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREFRONT,  INC.
(Registrant)

By:  /s/  Santu  Rohatgi,  President
(Principal  Executive  Officer)

Date:  2/16/01