Form 10QSB
period 2001-03-31
FOREFRONT INC
filed 2001-05-18
CIK 1071572

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                 CURRENT REPORT

       (Mark  One)

        X       QUARTERLY  REPORT  UNDER  SECTION  13  OR 15(d) OF
       ---      THE  SECURITIES  EXCHANGE  ACT  OF  1934

                For the quarterly period ended March 31, 2001

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

                                Table of Contents



Part 1

Item 1

Balance  Sheet

Income  Statement

Cash  Flow  Statement

Item 2

Part  2-  OTHER

ITEM 6

                            FOREFRONT, INC. AND SUBSIDIARY
                      (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                           (A DEVELOPMENTAL STAGE COMPANY)
                        UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                      March 31, 2001   June 30, 2000
ASSETS

Current Assets
   Cash                                                        5,260           3,615
   Accounts Receivable                                         5,000             -0-
   Accounts Receivable - Employee                             38,431             -0-
   Due from Related Party                                     55,826          55,826
   Employee Advances and Loans                               183,119             -0-
   Prepaid Expenses                                          320,558          21,734
   Shareholder Receivable                                     28,422             -0-
   Accrued Interest Receivable                                 2,946             -0-
                                                      ---------------  --------------

   Total Current Assets                                      639,562          81,175
                                                      ---------------  --------------

Property and Equipment, Net                                  254,119         628,583
                                                      ---------------  --------------

Other Assets
   Goodwill - Net                                          5,196,027       7,091,997
   Deposits                                                    2,655           7,577
   Loan Cost                                                  27,000             -0-
   Capitalized Software Costs
      Less Accumulated Amortization of $53,075                54,812          74,916
      and $74,916 respectively
   Patent Rights
      Less Accumulated Amortization of $72,499                     0          38,822
      and $38,822 respectively
                                                      ---------------  --------------
Total Other Assets                                         5,280,494       7,213,312
                                                      ---------------  --------------

TOTAL ASSETS                                               6,174,175       7,923,070
                                                      ===============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                          755,429         508,490
   Accounts Payable - Related Party                          355,743         318,243
   Accrued Liabilities                                       891,920         172,572
   Current Portion of Capital Leases                          47,022          54,626
   Current Portion of Long Term Debt                         119,881         191,686
   Notes Payable - Convertible Debentures                    130,000             -0-
   Notes Payable                                             500,000         500,000
   Notes Payable - Related Party                             212,663         106,000
                                                      ---------------  --------------

Total Current Liabilities                                  3,012,658       1,851,617
                                                      ---------------  --------------


                            FOREFRONT, INC. AND SUBSIDIARY
                      (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                           (A DEVELOPMENTAL STAGE COMPANY)
                        UNAUDITED CONSOLIDATED BALANCE SHEETS


LONG TERM LIABILITIES
   Long Term Debt                                            270,000             -0-
   Long Term Capital Lease Liability                             -0-             -0-
   Commitments and Contingencies - Note 5                        -0-             -0-
                                                      ---------------  --------------

Total Long Term Liabilities                                  270,000             -0-
                                                      ---------------  --------------

Stockholders' Equity (Deficit)
   Class A - Preferred Stock, $0.001 par value,
     200,000 shares authorized, issued and
     outstanding 1,000,000 shares                                200             200
Stock Options                                                130,938
Common Stock, $0.001 par value, 200,000,000
   shares authorized, 18,283,591 shares issued
   and outstanding, and 15,090,011 outstanding,
   respectively                                               18,284          15,091
Additional Paid In Capital                                 8,472,940       8,070,386
   Deficit accumulated during the development stage       (5,730,845)     (2,014,224)
                                                      ---------------  --------------

Total Stockholders' Equity (Deficit)                       2,891,517       6,071,453
                                                      ---------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 6,174,175       7,923,070
                                                      ===============  ==============

                              FOREFRONT, INC. AND SUBSIDIARY
                         (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                              (A DEVELOPMENTAL STAGE COMPANY)
                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                            FOR THE THREE MONTHS ENDED      INCEPTION TO
                                         MARCH 31, 2001   MARCH 31. 2000   MARCH 31, 2001
REVENUE
  Sales                                             -0-                            20,831
  Interest                                          -0-                             6,916
  Other Income                                    7,921              -0-            7,921
                                         ---------------  ---------------  ---------------

Total Revenue                                     7,921              -0-           35,668
                                         ---------------  ---------------  ---------------

EXPENSES
  Selling, General and Administrative           358,542            3,894        4,103,209
  Research and Development                          -0-                         1,307,340
  Depreciation and Amortization                 694,911                         2,746,026
                                         ---------------  ---------------  ---------------

Total Expenses                                1,053,453            3,894        8,156,575
                                         ===============  ===============  ===============


OTHER INCOME
  Gain (Loss) on Disposition of Assets         (105,097)             -0-         (113,553)
                                         ---------------  ---------------  ---------------


NET (LOSS) BEFORE MINORITY SHARE             (1,150,629)          (3,894)      (8,234,460)

LESS:  MINORITY SHARE OF OPERATIONAL
  LOSSES                                                                        2,503,615

NET (LOSS)                                   (1,150,629)          (3,894)      (5,730,845)
                                         ===============  ===============  ===============

BASIC AND FULLY DILUTED LOSS PER SHARE              (01)             (00)

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                         24,076,037       10,028,500
                                         ===============  ===============


                               (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                                    (A DEVELOPMENTAL STAGE COMPANY)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED MARCH 31, 2001, 2000


                                                        FOR THE THREE MONTHS ENDED       INCEPTION TO
                                                      March 31, 2001   March 31, 2000   March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                  (1,150,629)          (3,894)      (8,234,460)
Adjustment to reconcile net loss to net cash
   used in operating activities                             (105,097)             -0-         (105,097)
Minority interest in net loss of consolidated
   subsidiary - net of capital                                   -0-              -0-        1,222,385
Depreciation and Amortization                                821,140              -0-        2,872,255
Loss on disposition of assets                                105,097              -0-          113,553
Expenses in-kind                                                 -0-              -0-            3,300
   Changes in operating assets & liabilities
   Decrease and (increase) in due from related party           2,395              -0-          (55,826)
   Increase in accounts receivable                           (22,600)             -0-          (43,431)
   Increase in prepaid expenses                             (320,557)             -0-         (320,557)
   Increase in employee advances & loans                     (76,220)             -0-         (183,119)
   Increase in deposits                                          -0-              -0-           (2,654)
   (Decrease) and increase in accounts payable               (32,672)            (813)       1,048,209
   Increase in accrued liabilities                           162,077              -0-          896,065
   Increase in accounts payable - related party                7,500            3,000            7,500
Decrease in accrued interest                                     -0-              -0-           (3,124)
                                                      ---------------  ---------------  ---------------

Net cash (used) provided in operating activities            (609,566)          (1,707)      (2,785,001)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                           -0-              -0-         (405,646)
   Intangible asset expenditures                                 -0-              -0-         (179,416)
                                                      ---------------  ---------------  ---------------

Net cash (used) in investing activities                            0              -0-         (585,062)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                               243,000              -0-        1,063,000
   Payments on long-term debt                                 (2,995)             -0-          (27,778)
   Capital lease payments                                     (7,000)             -0-          (28,129)
   Issuance of common stock                                    2,868              -0-          248,830
   Capital contribution                                      370,394              780          370,394
Cost of Capital                                                  -0-              -0-          (15,000)
   Proceeds from equity investors net of issue costs             -0-              -0-        1,761,611
   Other financing activities                                    -0-              -0-              -0-
                                                      ---------------  ---------------  ---------------

Net cash provided by financing activities                    606,267              -0-        3,372,928

NET INCREASE (DECREASE) IN CASH                               (3,299)            (927)           5,260
Cash - beginning of period                                     8,559             1283              -0-
                                                      ---------------  ---------------  ---------------

CASH - END OF PERIOD                                           5,260              356            5,260
                                                      ===============  ===============  ===============

NON-CASH  OPERATING  ACTIVITIES
-------------------------------
For the quarter ended March 31, 2001, the Company issued 1,371,877 shares of stock for services to be provided to the Company in the future.

For the quarter ended March 31, 2001, the Company issued 1,142,860 shares of stock for equity financing.


                          FOREFRONT, INC. AND SUBSIDIARY
                    (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                         (A DEVELOPMENTAL STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001


                                               COMMON STOCK       PREFERRED STOCK
                                          ----------------------  ---------------
ADDITIONAL PAID IN CAPITAL                   SHARES      AMOUNT   SHARES   AMOUNT
--------------------------                ------------  --------  -------  ------
Balance December 31, 2000                  77,528,055    77,529   200,000     200
8,100,265

Adjust December 2000 stock balance
to include stock that was issued but not
recorded                                   38,802,875    38,802
54,691

Forefront, Inc. had a 5/1 Reverse Split   (94,275,416)  (94,275)


Common Shares Issued in Private
Placement January, 2001                     2,656,200     2,656
1,143

Cancellation of Common Shares
issued in Private Placement                (7,800,000)   (7,800)
0

Common Shares Issued in Private
Placement February 2001                       800,000       800
236,720

Common Shares Issued in Private
Placement March 2001                          160,000       160
24,832

Common Shares Issued in Private
Placement March 2001                          140,000       140
19,824

Common Shares Issued in Private
Placement March 2001                          121,877       122
7,490

Common Shares Issued in Private
Placement March 2001                          150,000       150
27,975                                    ------------  --------  -------  ------


Net Operating Loss

TOTALS                                     18,283,591    18,284   200,000     200
                                          ============  ========  =======  ======
8,472,940
200

                            FOREFRONT, INC. AND SUBSIDIARY
                      (FORMERLY KNOWN AS ANYOX RESOURCES, INC.)
                           (A DEVELOPMENTAL STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      FOR THE THREE MONTHS ENDED MARCH 31, 2001


                                   DEFICIT ACCUMULATED
                  ADDITIONAL           DURING THE
               PAID IN CAPITAL     DEVELOPMENTAL STAGE
             --------------------  -------------------
                     8,100,265             (4,580,216)


                       54,691


                       1,143


                           0


                     236,720


                      24,832


                      19,824


                       7,490


                      27,975
             --------------------  -------------------
                                          (4,580,216)

                                          (1,150,629)
                                   -------------------

                   8,472,940              (5,730,845)
             ====================  ===================

                                 FOREFRONT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

                      (Unaudited - Prepared by Management)


1.     ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on July 13, 1998, with the authorized common shares of 200,000,000 shares at $0.001 par value. Although the Company was organized for the purpose of acquiring and developing mineral properties, it disposed of its mineral properties and acquired 57% of Web Partners, Inc. (WPI) during March 2000, and the remaining 43% in May 2000. WPI, a Florida Corporation formed in September 1998, is a development-stage company with its core business focused on the research and development of new web-based technologies. As part of the merger transaction, WPI was dissolved into the Company and a new Nevada corporation (Forefront Technologies, Inc.) was simultaneously formed and carries on in place of WPI. Since its inception, the Company has completed a series of Regulation D offerings of 12,028,500 shares of its capital stock for cash. In March 2000 it exchanged 4,000,000 shares of stock for its 57% interest in WPI. In addition, 4,000,000 shares were returned to treasury in March 2000 and canceled. In May, 2000 the Company issued 3,024,754 shares for the remaining 43% of WPI. In August 2000, the Company issued 4,500,000 shares in two separate transactions that were never funded. The 4,500,000 shares were returned and canceled in October 2000. On November 16, 2001 the Company completed a Five-For-One forward stock split resulting in tax issuance of 61,360,044 shares. Authorized common shares were increased to 800,000,000 shares. On January 09, 2001, the Company announced a Five-For-One reverse stock split resulting in a decrease of issued/outstanding shares to 23,568,854.The authorized common shares were decreased to 200,000,000 shares. The Company issued 2,514,737 shares in the past quarter as compensation to various companies and individuals for services to the company.

2.     BASIS  OF  PRESENTATION

The accompanying unaudited balance sheets of Forefront, Inc. (the "Company") (a development stage company, and the unaudited statements of operations and unaudited statements of cash flow for the three months ended March 31, 2001 and 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations,

                                 FOREFRONT, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 March 31, 2001

                      (Unaudited - Prepared by Management)


and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ending June 30, 2001, in part because of serious cash flow deficiencies the Company experienced during the past several months.

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

Income  Taxes

On June 30, 2000, the Company had a net loss carry forward of $4,517,839. These losses, in addition to current period losses of $3,716,621 will be available to offset income in future years. The Company has fully reserved the tax benefit of these losses. As part of the acquisition of 57% of the outstanding stock of WPI on March 15, 2000, the

                                 FOREFRONT, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 March 31, 2001

                      (Unaudited - Prepared by Management)


Company also has available approximately $2,205,000 of net operating loss carry forwards that are subject to certain annual limitations under Internal Revenue Code. These losses were incurred prior to the ownership change.

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

4.     GOING  CONCERN

The Company and Forefront Tech will need additional working capital to be successful in its planned activity and therefore continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management of the Company and Forefront Tech have developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company and Forefront Tech to operate for the coming years. Due to the market conditions, this strategy has been slow in execution, and accordingly, the Company has run out of cash.

                                 FOREFRONT, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 March 31, 2001

                      (Unaudited - Prepared by Management)


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

5.     COMMITMENTS  AND  CONTINGENCIES

As part of the merger agreement with Web Partners, Inc. on May 25, 2000, the Company is obligated to make its best efforts to implement a stock option plan and match, in similar terms, the options previously available to Web Partners, Inc. shareholders and vendors approximating 2,041,000 options. The Web Partners plan was terminated at the merger date. The Company has not yet completed the required Securities and Exchange Commission filings as of the balance sheet date. Accordingly, no new options have been granted. This contingency may affect the reported acquisition costs of Web Partners, Inc. in the future when the stock option grants are issued.

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

                                 FOREFRONT, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 March 31, 2001

                      (Unaudited - Prepared by Management)


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

Forefront Tech's technology toolkit is designed to deliver a complete online advertising platform. The toolkit is comprised of a 30-second online commercial spot system, called a CyberSpot, and is in the process of completing an audience measurement and commercial delivery verification system, called Delivery Verification Technology ("DVT"). CyberSpots are Web-based interactive multi-media commercial spots which use Forefront Tech's Instant On User Interface ("IOUI") technology which enables the spot to reach the audience quickly and with minimal disruptions. DVT provides an online advertising measurement system that verifies audience reach and spot delivery.

Forefront Tech intends to generate revenue from licensing fees, creative/production fees and a technology license based on a cost-per-play model. Forefront Tech plans to produce and

                                 FOREFRONT, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 March 31, 2001

                      (Unaudited - Prepared by Management)


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

Results  of  Operations:

     Revenue

The Company was involved in the exploration and development of mineral properties. Since inception the property has

                                 FOREFRONT, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 March 31, 2001

                      (Unaudited - Prepared by Management)


generated no revenue and the property was never developed because of the lack of financing. The Company's future revenue stream is based on its 100% owned subsidiary Forefront Tech. Forefront Technologies has begun producing revenue however, revenues are still not sufficient to cover operating expenses. Forefront Tech has contracts and orders from customers. In addition, Forefront Tech is presently producing commercial spot advertisements that may generate future revenue. The Email Advertising Channel looks promising as a revenue source for CyberSpot. Recently published research indicates that email is the most effective Internet advertising vehicle. CyberSpot is particularly well suited for email advertising because CyberSpot opens automatically in many email clients and requires no player, unlike other rich media products. Revenue recognition in 2001 and beyond will depend upon the status of the projects at that time and the applicable revenue recognition accounting standards.

     Expenses

For the three months ended March 31, 2001, the Company and Forefront Tech have recognized expenses of approximately $1,053,453 compared to spending of $3,894 for the period three months ended March 31, 2000. The company and its subsidiary have four full time employees, with Forefront Tech absorbing all personnel and indirect costs.

Although WPI (now Forefront Tech) was organized in 1998, it did not start meaningful operations until July 1999. Personnel and personnel related costs were $172,079 in 2001 and $446,723 in 2000. Although cash flow shortfalls caused the Company to curtail operations during this quarter, it continued to accrue payroll and payroll related expenses for employees who chose to continue to work and accept payment at a later date.

                              FOREFRONT TECH, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 March 31, 2001

                      (Unaudited - Prepared by Management)


The employees worked at their own will while continuing to look for employment elsewhere. Legal, accounting, and other professional consulting fees were $161,619 in 2001 and $44,472 in 2000. In addition, the Company recognized approximately $694,911 of depreciation and amortization in 2001, and $708,088 in 2000. The $694,911 consists principally of the amortization of goodwill related to the acquisition of Forefront Tech/WPI. The selling, general and administrative expenses were $358,542.

     Liquidity  and  Capital  Resources

The Company and WPI individually financed their operations to date with a series of Regulation D offerings of their respective shares of capital stock, generally for cash. The Company's March 2000 private placement was for 2,250,000 at $0.85 per share with proceeds of $1,912,500. Prior to the merger, WPI raised $500,000 in the form of bridge financing from a shareholder group. The Company and the shareholder group have agreed that this bridge loan, having no stated interest rate, will be paid back upon the company raising $3.1 million in capital. The Company has raised a total of $270,000 by issuing convertible corporate debentures with stock warrants from the May Davis Group. The May Davis Group has also committed to fund the company via an equity financing agreement a total amount of $10 million within a 30 month period following the approval of the SB-2 filed with the Securities and Exchange commission.

                                 FOREFRONT, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 March 31, 2001

                      (Unaudited - Prepared by Management)


The combined operations had a net working capital deficit of $2,891,517 at March 31, 2001. The current liabilities of $3,012,658 at March 31, 2001 include $500,000 of past due bridge financing from a shareholder group, $190,000 of bridge financing from two company founders, $30,000 of bridge financing from a director and a business associate of a director. It also includes $355,743 payable to a Forefront Tech consulting firm founded by this same director. This consulting has been in the areas typical to a development stage company and has included assistance with business plan development, pricing models, and intellectual property. These services were contracted for in the ordinary course of business, prior to the director being appointed to the Company's board of directors, and management believes the pricing and terms were as favorable as that which could have been obtained from an independent third party.

Also included in other liabilities at March 31, 2001 was $891,920 of payroll related liabilities. The Company has been unable to fund employee payrolls since early July, 2000, but continues to accrue payroll for those employees continuing to work and for employees with contractual obligations.

                                 FOREFRONT, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 March 31, 2001

                      (Unaudited - Prepared by Management)


The Company's estimated monthly cash requirements approximate $125,000. However, like most other development stage companies, Forefront Tech has generated minor revenues and the company may not generate enough revenues from operations for a number of quarters to fund its operations. The company experienced severe cash flow deficiencies starting in June 2000 and effectively ran out of money during the summer of 2000.

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


                                         FOREFRONT,  INC.
                                         (Registrant)

Date:  5/16/01                           By: /s/ Santu Rohatgi
                                            --------------------------------
                                                 Santu Rohatgi, President
                                                (Principal Executive Officer)